Form 10-Q
period 2007-09-30
Global Consumer Acquisition Corp.
filed 2007-12-27
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-33704

GLOBAL CONSUMER ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0469120
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1370 Avenue of the Americas, 28th Floor, New York, New York 10019
(212) 445-7800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of December 27, 2007, the registrant had 39,936,064 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL CONSUMER ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheet as of September 30, 2007 (unaudited)

Condensed Statement of Operations for the three months ended September 30, 2007 and the period June 28, 2007 (inception) through September 30, 2007 (unaudited)

Condensed Statement of Cash Flows for the period June 28, 2007 (inception) through September 30, 2007 (unaudited)

Condensed Statement of Stockholders’ Equity for the period June 28, 2007 (inception) through September 30, 2007 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits
EX-4.5: REGISTRATION RIGHTS AGREEMENT
EX-10.2: LETTER AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
(Unaudited)
FOR THE PERIOD JUNE 28, 2007
(INCEPTION) TO SEPTEMBER 30, 2007
The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
(Unaudited)
FOR THE PERIOD JUNE 28, 2007
(INCEPTION) TO SEPTEMBER 30, 2007

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEET

September 30, 2007
(Unaudited)
ASSETS
Cash	$8,931
Deferred offering costs	178,877

$187,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Note Payable	$139,025
Accrued offering costs	60,000

199,025

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	7,762
Loss accumulated during development stage	(19,842)

(11,217)

$187,808

The accompanying notes are an integral
part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

For the period
June 28, 2007
(inception) to
September 30, 2007
(Unaudited)
Formation and professional fees	$(20,148)

Interest income	306

Net loss	$(19,842)

Weighted average shares outstanding (Note 2)	8,625,000

Basic and diluted loss per share	$—

The accompanying notes are an integral
part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 28, 2007
(INCEPTION) TO SEPTEMBER 30, 2007 (Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued at $0.001 per share	8,625,000	$863	$7,762	$—	$8,625

Net loss	—	—	—	(19,842)	(19,842)

Balance at September 30, 2007	8,625,000	$863	$7,762	$(19,842)	$(11,217)

The accompanying notes are an integral
part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS

For the period
June 28, 2007
(inception) to
September 30, 2007
(Unaudited)
Cash flow from operating activities
Net loss	$(19,842)

Changes in operating assets and liabilities
Deferred offering costs	(178,877)
Accrued offering costs	60,000

Net cash used in operating activities	(138,719)

Cash flows from financing activities
Proceeds from note payable	139,025
Proceeds from sale of shares of common stock	8,625

Net cash provided by financing activities	147,650

Net increase in cash	8,931

Cash, beginning of period	—

Cash, end of period	$8,931

The accompanying notes are an integral
part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
FOR THE PERIOD JUNE 28, 2007
(INCEPTION) TO SEPTEMBER 30, 2007
1	Interim Financial Information

These unaudited condensed financial statements as of September 30, 2007, and for the period from June 28, 2007 (inception) to September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period ended November 27, 2007, included in the Current Report on Form 8-K filed by Global Consumer Acquisition Corp. (a development stage company) (the “Company”) on December 4, 2007.

2	Organization and Business Operations

The Company is a newly organized blank check company organized for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination with one or more domestic or international operating businesses in the global consumer products industry.

At September 30, 2007, the Company had not yet commenced any operations. All activity from June 28, 2007 (inception) through September 30, 2007 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective November 20, 2007. The Company consummated the Offering on November 27, 2007 and received net proceeds of $305,736,151 and $8,500,000 from the private placement sale of Insider Warrants (Note 4). Substantially, all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination (“Business Combination”) in the global consumer products and services industry. The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a Business Combination. Management has agreed that 98.3%, or $314,158,960, of the net proceeds from the Offering will be held in a trust account (“Trust Account”) until the earlier of (i) the completion of a Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining net proceeds (not held in the Trust Account) and up to $4,100,000 of interest income generated from the Trust Account may be

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
FOR THE PERIOD JUNE 28, 2007
(INCEPTION) TO SEPTEMBER 30, 2007
2	Organization and Business Operations (continued)

used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial Business Combination only if both a majority of the shares of Common Stock voted by the public stockholders are voted in favor of the Business Combination and public stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights described below.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company does not consummate a Business Combination by November 27, 2009, the Company will cease to exist except for the purposes of winding up its affairs and liquidating.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of Common Stock in accordance with the vote of the majority interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, the Company will offer each of its Public Stockholders who voted against the business combination, the right to have such stockholder’s shares of Common Stock converted into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, less any remaining tax liabilities relating to interest income, divided by the number of shares of Common Stock held by Public Stockholders at the consummation of the Offering. Public Stockholders who convert their stock into their share of the Trust Account retain their warrants. The Company will not complete any proposed business combination for which its Public Stockholders owning 30% or more of the shares sold in the Offering both vote against a Business Combination and exercise their conversion rights. On November 27, 2007, 9,584,654 shares of the Common Stock issued in connection with the Offering were subject to redemption.

3	Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

At September 30, 2007, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. Management believes the risk of loss to be minimal since it invests in or through major financial institutions.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
FOR THE PERIOD JUNE 28, 2007
(INCEPTION) TO SEPTEMBER 30, 2007
3	Significant Accounting Policies (continued)

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these assets and liabilities are expected to be recovered or settled. The Company provides a valuation allowance when it appears more likely than not that some or all of the net deferred tax assets will not be realized.

Income/Loss per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period. The 8,625,000 Shares issued to the Company’s initial stockholders were issued for $0.001 per share, which is considerably less than the Offering per share price. Under the provisions of FASB No. 128 and SAB Topic 4:D, such shares have been assumed to be retroactively outstanding for the period since inception.

Loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. There are no potentially dilutive securities at September 30, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

4	Initial Public Offering

On November 21, 2007, the Company sold 31,948,850 Units, including 1,948,850 Units from the exercise of the underwriters’ over-allotment option, at an Offering price of $10.00 per Unit, generating gross proceeds of $319,488,500. Each Unit consists of one share of the Company’s Common Stock, $.0001 par value (“Common Stock”), and one Redeemable Common Stock Purchase Warrant (“Warrant”) to purchase one share of Common Stock, at an exercise price of $7.50. The Warrants become exercisable upon the later of the completion of a Business Combination and November 27, 2008, and expire on November 27, 2012, unless earlier redeemed. The Company may redeem the Warrants, in whole or in part, at a price of $0.01 per Warrant upon 30 days, notice after the Warrants become exercisable, but only in the event that

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
FOR THE PERIOD JUNE 28, 2007
(INCEPTION) TO SEPTEMBER 30, 2007
4	Initial Public Offering (continued)

the last sale price of the common stock is at least $14.25 per share on the average of any consecutive 20 trading days within a 30 trading day period, ending three business days prior to the date on which the notice of redemption is given.

The Company has agreed to pay the underwriters in the Offering an underwriting commission of 7% of the gross proceeds of the Offering. However, the underwriters have agreed that approximately 3% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payments upon the Company’s liquidation if it is unable to complete a Business Combination.

On November 27, 2007, certain of the initial stockholders purchased an aggregate of 8,500,000 warrants (the “Insider Warrants”) from the Company in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Insider Warrants were sold for a total purchase price of $8,500,000, or $1.00 per warrant. The private placement took place simultaneously with the consummation of the Offering. Similar to the Warrants contained in the Units, each Insider Warrant becomes exercisable upon the later of the completion of a Business Combination and November 27, 2008, and is exercisable to one share of Common Stock, at a price of $7.50. However, unlike the Warrants contained in the Units, Insider Warrants are (i) subject to a lock-up agreement with the Company’s underwriters and will not be transferable before the consummation of a Business Combination and (ii) are exercisable, at any time and from time to time when the Insider Warrants become exercisable, by the holders on a “cashless” basis. The proceeds from the sale of the Insider Warrants have been deposited into the Trust Account, subject to a trust agreement and will be part of the funds distributed to the Company’s Public Stockholders in the event the Company is unable to complete a Business Combination.

Based on observable market prices, the Company has determined that the grant date fair value of the Insider Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation is based on all comparable initial public offerings by blank check companies in 2007. The Company will record compensation expense of $850,000 in connection with the Insider Warrants, which is the amount equal to the grant date fair value of the Insider Warrants minus the purchase price. The compensation expense will be recognized over the estimated service period of 24 months. The Company estimated the service period as the estimated time to complete a Business Combination.

The holders of a majority of all of the Founder Shares (Note 8) and shares of Common Stock issuable upon exercise of the Insider Warrants will be entitled to make up to two demands that the Company register these securities pursuant to an agreement signed in connection with the insider private placement. Such holders may elect to exercise these registration rights at any time after the date of the Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to registration statements the Company might file subsequent to the date of the Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
FOR THE PERIOD JUNE 28, 2007
(INCEPTION) TO SEPTEMBER 30, 2007
5	Deferred Offering Costs

At September 30, 2007, the Company accrued offering costs amounting to $178,877 that consisted of road show, accounting and printing fees incurred through the balance sheet date that are related to the Offering and will be charged to equity at the time of the closing of the Offering.

6	Related Party Transactions

Certain of the Company’s officers, directors and its Initial Stockholders are also officers, directors, employees and affiliated entities of Hayground Cove Asset Management LLC, the Company’s sponsor.

Services Agreement

The Company agreed to pay Hayground Cove Asset Management LLC, the Company’s sponsor, $10,000 per month, plus out-of-pocket expenses not to exceed $10,000 per month, for office space and services related to the administration of the Company’s day-to-day activities. This agreement is effective upon the consummation of the Offering and will terminate at the closing of a Business Combination.

Note Payable

The Company issued a total of $139,025 of unsecured promissory notes to Hayground Cove Asset Management LLC, the Company’s sponsor. The note was repaid on November 27, 2007 from the proceeds of the Offering.

7	Commitments and Contingencies

There is no material litigation currently pending against the Company or any members of our management team in their capacity as such.

The Initial Stockholders have waived their right to receive distributions with respect to their Founder Shares upon the Company’s liquidation.

Employment Agreement

Effective as of August 1, 2007, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). The agreement is effective until the earlier of (i) two years after the completion of the Offering or (ii) the closing of a qualifying Business Combination. The agreement may be renewed for an additional one-year term.

Pursuant to the agreement, the CEO has waived all rights, interests and claims to the amounts in deposit in the Trust Account. The agreement also contains non-competition and confidentiality provisions, which limit the CEO from competing against the Company and using information he obtains from the Company after the termination of his employment. The CEO received indemnification from the Company for liabilities arising from the services he provides under the

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
FOR THE PERIOD JUNE 28, 2007
(INCEPTION) TO SEPTEMBER 30, 2007
7	Commitments and Contingencies (continued)

agreement, other than those liabilities due to fraud, wilful misconduct or gross negligence on his part. The Company will purchase and maintain an insurance policy on behalf of the CEO against such liabilities.

In connection with entering into the agreement, the CEO obtained an option to purchase 475,000 shares of Founder Shares at a purchase price of $0.001 per share from the Company’s sponsor and its affiliates, which option will vest on the date (the “Trigger Date”) that is one year after the closing of a qualifying Business Combination, but the vesting will occur only if the appreciation of the per share price of the Company’s Common Stock is either (i) greater than 1x the Russell 2000 hurdle rate on the Trigger Date or (ii) exceeds the Russell 2000 hurdle rate for 20 consecutive trading days after the Trigger Date. The Russell hurdle rate means the Russell 2000 Index performance over the period between the completion of the Offering and the Trigger Date. The amount of the option will be increased by the amount of shares equal to 10,000 shares for each $10,000,000 of gross proceeds from the exercise of the underwriters over-allotment option. As a result the option was increased to 494,489 shares due to the exercise of 1,948,850 Units of the underwriters over-allotment option.

The Company has determined that the fair value of the options on the date of grant, November 27, 2007, was $4,573,597. The fair value of the option is based on a Black-Scholes model using an expected life of three years, stock price of $9.25 per share, volatility of 33.7% and a risk-free interest rate of 4.98%. Because shares of the Company’s Common Stock do not have a trading history, the volatility assumption is based on information currently available to the Company. The Company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of shares of the Company’s Common Stock. In addition, the Company believes a stock price of $9.25 per share is a fair assumption based on the Company’s observation of market prices for comparable shares of Common Stock. This assumption is based on all comparable initial public offerings by blank check companies in 2007. The compensation expense will be recognized over the service period of 24 months. The Company has estimated the service period as the estimated time to complete a business combination.

Indemnifications

The Company has entered into agreements with its directors to provide contractual indemnification in addition to the indemnification provided in its amended and restated certificate of incorporation. The Company believes that these provisions and agreements are necessary to attract qualified directors. The Company’s bylaws also will permit it to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. The Company will purchase a policy of directors’ and officers’ liability insurance that insures the Company’s directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
FOR THE PERIOD JUNE 28, 2007
(INCEPTION) TO SEPTEMBER 30, 2007
8	Stockholders’ Equity

Issuance of Common Stock

The Company issued 8,625,000 shares of Common Stock to the Initial Stockholders for cash proceeds of $8,625 (the “Founder Shares”). In the event all or any part of the 4,500,000 over-allotment Units (Note 2) are not issued, the Initial Stockholders will be required to redeem the Founder Shares in an amount sufficient to cause the amount of issued and outstanding Founder Shares to equal 20% of the Company’s aggregate amount of issued and outstanding Common Stock after giving effect to the issuance of Common Stock in connection with the Offering (including any exercised portion of the over-allotment Units).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “us” or “we” refer to Global Consumer Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Forward-Looking Statements
All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
Overview
We are a blank check company formed on June 28, 2007, to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses in the global consumer products and services industry, which we define as the commercial delivery of products and services directly to the consumer in both the United States and international marketplace. We intend to effect an initial business combination using cash from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, stock and debt.
Results of Operations
For the period from June 28, 2007 (inception) through September 30, 2007, we had a net loss of $19,842. We incurred costs of $178,877 with regard to our initial public offering, or IPO, which were classified as deferred offering costs on our balance sheet.
Our entire activity from June 28, 2007 (inception) through September 30, 2007, has been to prepare for our IPO. We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business within the required 24 months commencing from November 27, 2007.
Liquidity and Capital Resources
As of September 30, 2007, we had cash of $8,931. Until the consummation of the IPO, our primary source of liquidity was a $139,025 loan made to us in August 2007 by our sponsor, Hayground Cove Asset Management LLC. This loan was repaid out of the proceeds of the offering. All liabilities were related to costs associated with the offering.
On November 27, 2007, subsequent to the period covered by this Report, we consummated our initial public offering of 31,948,850 units (including 1,948,850 units issued pursuant to the partial exercise of the underwriters’ over-allotment option) at a price of $10 per unit. Each unit consists of one share of common stock, par value $0.0001 per share, and one warrant to purchase one share of common stock, at an exercise price of $7.50 per share. We received net proceeds of approximately $305,736,151 million from the IPO.
Simultaneously with the consummation of the IPO, we consummated a private placement of 8,500,000 warrants (the “Insider Warrants”) to Hayground Cove Asset Management LLC and Scott LaPorta, at a purchase price of $1.00 per Insider Warrant. We received net proceeds of $8,500,000 from the sale of the Insider Warrants. For a more detailed discussion of the Insider Warrants, we refer you to Part II, Item 2 of this Report.
A total of $314,158,960 of the net proceeds from the sale of the Insider Warrants and the IPO, including $9,584,655 of deferred underwriting discount, were deposited into the trust account established for the benefit of our public stockholders. The funds will not be released until the earlier of our completion of an initial business combination or our liquidation, although we may withdraw up to an aggregate of approximately $4,100,000 of the interest income accumulated on the funds.
$50,000 of the proceeds of the offering was held outside of the trust account and is available to us to fund our working capital requirements. In addition, the interest earned on the trust account, net of taxes payable on such interest, will be released to us to cover our working capital requirements, up to a maximum of $4,100,000. We believe that prior to the consummation of a business combination, such amounts will be sufficient to cover our operating expenses for the 24 months subsequent to the consummation of the offering and to cover the expenses incurred in connection with a business combination.
Assuming that a business combination is not consummated during that time, we anticipate making the following expenditures during the time period:
•	approximately $2,460,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, including without limitation third-party fees for assisting us in performing due diligence investigations of prospective target businesses;

•	approximately $500,000 of expenses in legal and accounting fees relating to our SEC reporting obligations (including the proxy statement in connection with a business combination);

•	approximately $240,000 of expenses in fees relating to our services agreement with our sponsor and certain general and administrative services;

•	approximately $950,000 for general working capital that will be used for miscellaneous expenses, including reimbursement of any out-of-pocket expenses incurred by our founding stockholders, directors and officers in connection with activities on our behalf, director and officer liability and other insurance premiums and, if we must dissolve and liquidate, up to approximately $75,000 for dissolution and liquidation costs.

Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.
     Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space and general and administrative services payable to Hayground Cove Asset Management LLC, our sponsor. We began incurring this fee on November 27, 2007, and will continue to incur this fee monthly until the completion of our initial business combination.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2007, our efforts were limited to organizational activities and activities relating to our initial public offering; we had neither engaged in any operations nor generated any revenues.
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. We are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-drive rates or prices. The net proceeds of our IPO held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in registered money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities with respect to the market activities to which we are exposed.
     ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports, filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of our assets in reasonable detail; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated November 20, 2007, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of December 27, 2007, there have been no material changes to the risk factors disclosed in our prospectus dated November 20, 2007, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Simultaneously with the consummation of the IPO, the Company consummated the private sale of an aggregate of 8,500,000 Insider Warrants to Hayground Cove Asset Management LLC (the “Sponsor”) and Scott LaPorta, at a purchase price of $1.00 per Insider Warrant in a private placement (the “Private Placement”) pursuant to Regulation D of the Securities and Exchange Act of 1933, as amended. Such Private Placement was consummated (pursuant to an amended and restated subscription agreement) immediately prior to the effective date of the IPO. The Insider Warrants are identical to the Warrants included in the Units sold in the IPO, except that the Insider Warrants (i) subject to a lock-up agreement with the Company’s underwriters and will not be transferable before the consummation of a Business Combination and (ii) are exercisable, at any time and from time to time when the Insider Warrants become exercisable, by the holders on a “cashless” basis. If the Company does not complete an initial business combination, the $8,500,000 in gross proceeds to the Company from the sale of the Insider Warrants will become part of the liquidating distribution to the Company’s public stockholders, and the Insider Warrants will expire.
A total of $314,158,960 (or $9.83 per unit) of the net proceeds from the Private Placement and the IPO, including $9,584,655 of deferred underwriting discount, were placed in a trust account established for the benefit of the public stockholders of the Company. The funds will not be released until the earlier of the Company’s completion of its initial business combination and the Company’s liquidation, although the Company may withdraw up to an aggregate of approximately $4,100,000 from the interest income that will be accumulated on the funds held in trust from their investment by the trustee.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

4.5	Registration Rights Agreement, dated as of November 27, 2007, among the Company and the Founding Stockholders

10.2	Letter Agreement, dated November 20, 2007, by and between the Company and Hayground Cove Asset Management LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CONSUMER ACQUISITION CORP.
Date: December 27, 2007

/s/ Scott LaPorta

Name:	Scott LaPorta
Title:	President and Chief Executive Officer

GLOBAL CONSUMER ACQUISITION CORP.
Date: December 27, 2007

/s/ Andrew Nelson

Name:	Andrew Nelson
Title:	Chief Financial Officer