Form 10-K
period 2007-12-31
Global Consumer Acquisition Corp.
filed 2008-03-31
CIK 1406251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33704
GLOBAL CONSUMER ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0469120
(State of incorporation)	(I.R.S. Employer Identification No.)

1370 Avenue of the Americas, 28th Floor	10019
New York, New York	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(212) 445-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.0001 Par Value Per Share	American Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange
Units, each consisting of one share of	American Stock Exchange
Common Stock and one Warrant
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☑ No ☐
     The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock (based on the closing price as reported on the American Stock Exchange on March 31, 2008) was approximately $293 million. Shares of voting stock held by officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of March 31, 2008 was 39,936,063.

GLOBAL CONSUMER ACQUISITION CORP.

Forward-Looking Statements
      This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	failure to list or the delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following a business combination;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.

               The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
           References in this report to “we,” “us” or “our company” refer to Global Consumer Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

PART I
Item 1.   Business
Introduction
     We are a blank check company formed under the laws of Delaware on June 28, 2007, to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses in the global consumer products and services industry, which we define as the commercial delivery of products and services directly to the consumer in both the United States and international marketplace.  We intend to effect an initial business combination using cash from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, stock and debt.
       A registration statement for our initial public offering was declared effective on November 20, 2007. We sold 31,948,850 units in our initial public offering (including 1,948,850 units issued pursuant to the partial exercise of the underwriters’ over-allotment option). Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or November 27, 2008, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on November 27, 2012, unless earlier redeemed. Our sponsor, Hayground Cove Asset Management LLC, which we refer to as Hayground Cove, and our Chief Executive Officer, Scott LaPorta, purchased an aggregate of 8,500,000 warrants (7,500,000 were purchased by Hayground Cove and 1,000,000 were purchased by our Chief Executive Officer) at a price of $1.00 per warrant for a total of $8,500,000 million in a private placement that occurred immediately prior to our initial public offering.
Management and Board Expertise
     Our executive officers and directors have extensive experience in the global consumer products and services industry as managers, principals or directors of worldwide consumer products and services companies. For instance, our Chief Executive Officer, Scott LaPorta, has extensive experience in the global consumer products industry. In the United States he has executive management experience in the hotel, resort, gaming, restaurant, entertainment, apparel, and retail businesses. He also has significant international experience. While he was Chief Financial Officer of Park Place Entertainment, he served on the Board of Directors of corporations in Australia, Canada, and Uruguay whose primary businesses included resort hotels, gaming, restaurant, entertainment, and retail. While Mr. LaPorta was employed by Levi Strauss, he was President of Levi Strauss Canada and Levi Strauss Mexico where he was responsible for leading the wholesale and retail businesses for the Levi’s and Dockers brands. Additionally, Mr. LaPorta was responsible for coordinating the development of the Levi Strauss Signature brand in North America, Latin America, Europe, and Asia. Finally, his businesses at Levi Strauss sourced product in Latin America, the Middle East, Africa, and Asia. In addition, our officers and directors have significant expertise covering the key areas of the global consumer products and services industry, with experience in negotiating and structuring transactions in the areas in which we will attempt to compete. Prior to the consummation of a business combination, we intend to leverage the industry experience of our executive officers by focusing our efforts on identifying a prospective target business or businesses in the global consumer products and services industry and negotiating the terms of such transaction.
     Subsequent to the consummation of a business combination, we believe that the strengths of our management team, particularly their extensive operations experience in the global consumer products and services industry, will be valuable with respect to operating any business we may acquire.
     Assistance from Hayground Cove Employees
     Our sponsor, Hayground Cove, has agreed to provide us various services in connection with our search for a target business or businesses pursuant to a services agreement. We believe that our ability to leverage the experience of our sponsor’s team will provide us an advantage in sourcing and closing a business combination. Members of our sponsor team that will be assisting us include:
     Jennifer Albrecht is Vice President and Research Analyst at Hayground Cove. In such capacity, Ms. Albrecht is responsible for analyzing investments in the branded consumer products, hospitality, retail and apparel sectors.

Previously, Ms. Albrecht worked at Satellite Asset Management as a Research Analyst. Formerly, she was a Research Assistant at Smith Barney covering specialty retailers. She received a B.A. from the University of Virginia. Ms. Albrecht is a CFA charterholder.
     Mira Cho is Vice President and Research Analyst at Hayground Cove. In such capacity, Ms. Cho is responsible for analyzing investment opportunities in the retail, apparel, Internet and technology industries. Prior to joining Hayground Cove, she was a consultant with Factset Research Systems, a supplier of online financial and economic database services, and a Research Analyst with Guideline, Inc., a provider of customized business research and analysis. Ms. Cho graduated from Johns Hopkins University with a B.A. in Public Health Studies with Economics concentration. Ms. Cho is a Level Two Candidate in the CFA Program.
     Evan Wax is Head Trader at Hayground Cove. In such capacity, Mr. Wax manages all operations of the trading desk. Mr. Wax also serves on both Hayground Cove’s Investment Committee and Risk Committee. Prior to joining Hayground Cove, Mr. Wax worked as a Financial Analyst at Goldman Sachs. Prior to working at Goldman Sachs, Mr. Wax worked at Williams Trading LLC. Mr. Wax graduated from Yale University where he received a B.A. in Economics.
     Laura Conover is Chief Operating Officer and Chief Compliance Officer at Hayground Cove. In such capacity, Ms. Conover is responsible for compliance oversight and the operations and back office functions of the firm. Ms. Conover also serves on Hayground Cove’s Investment Committee. Prior to joining Hayground Cove, Ms. Conover was a Research Assistant for Mr. Ader at Bear, Stearns & Co. Inc. for five years. Ms. Conover graduated from Kean University with a B.A. in Finance.
     David Witkin is Vice President and Research Analyst at Hayground Cove. Mr. Witkin is responsible for analyzing investment opportunities in the industrial sector, as well as special situations, including merger arbitrage. Prior to joining Hayground Cove, he was a Portfolio manager at Citicorp Alternative Investments, focusing on deep value equities and special situations. Previously, Mr. Witkin was a research analyst at Mason Capital Management and at Bear, Stearns & Co. Inc. where he covered risk arbitrage and equity special situations. He received an A.B. in Economics, Magna Cum Laude, from Harvard University.
     Todd Brockett is Research Analyst at Hayground Cove. Mr. Brockett is responsible for analyzing investment opportunities across our core focus areas. Prior to joining Hayground Cove, he was a consultant with Factset Research Systems, a supplier of online financial and economic database services. Previously, Mr. Brockett taught middle school mathematics through Teach for America. Mr. Brockett received a B.S. in Mathematics and Biochemistry, Magna Cum Laude, from the University of Nebraska.
  Effecting a Business Combination
          General
     We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more businesses in the global consumer products and services industry. We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. Although substantially all of the net proceeds of our initial public offering are intended to be applied generally toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, there is no current basis for stockholders to evaluate the specific merits or risks of any one or more business combinations.
     Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, there are no limitations on the type of investments (including investments in securities of entities that own or finance consumer products and services activities) we can make or the percentage of our total assets that may be invested in any one investment. Accordingly, other than the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, our investment policies may be changed from time to time at the discretion of our board of directors, without a vote of our stockholders. Additionally, no limits have been set on the concentration of investments (including investments in securities of entities that own or finance consumer products and services activities) in any location or product type.

     We are currently in the process of identifying and evaluating targets for an initial transaction. We have not entered into any definitive business combination agreement.
     Subject to the limitation that a target acquisition have a fair market value of at least 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the transaction, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate. Accordingly, there is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target acquisition with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable asset or property, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such financially unstable property or asset. Although our management will endeavor to evaluate the risks inherent in a particular target acquisition, we cannot assure you that we will properly ascertain or assess all significant risk factors.
          Sources of target acquisition
     We believe that there are numerous acquisition candidates in the global consumer products and services industry that we intend to target. Target acquisitions may be brought to our attention by our officers and directors, through their industry relationships located in the United States and elsewhere that regularly, in the course of their daily business activities, see numerous varied opportunities. Target acquisitions may also be brought to our attention by such unaffiliated sources such as brokers or others as a result of being solicited by us through calls or mailings. Unaffiliated sources, such as brokers, may also introduce us to target acquisitions they think we may be interested in on an unsolicited basis. In the event we seek to utilize unaffiliated brokers or other sources, any finder’s fee will be approved by our board of directors. In no event will any of our existing officers, directors or founding stockholders, or any entity with which they are affiliated, be paid any finder’s fee for any services they render, in order to effectuate the consummation of the initial business combination, nor will we acquire any affiliate of our sponsor or any of our officers or directors.
          Selection of a target acquisition and structuring of a business combination
     Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective target acquisitions. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target acquisitions.
     In evaluating a prospective target acquisition, our management will consider, among other factors, the following factors likely to affect the performance of the investment:
•	earnings and growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	financial condition and results of operation;

•	barriers to entry into the consumer products and services and related industries;

•	stage of development of the products, processes or services;

•	breadth of services offered;

•	degree of current or potential market acceptance of the services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.
     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target acquisition, we will conduct an extensive due diligence review, which will encompass, among other things, a review of all environmental issues, and a review of all relevant financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We will also seek to have all owners of any prospective target acquisition execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective business or owner refuses to execute such agreement, it is unlikely we would continue negotiations with such business or owner.
     In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may or may not be additional acquisition opportunities as we grow and integrate our acquisitions. We may or may not make future acquisitions. Fundamentally, however, we believe that, following an initial transaction, we could learn of, identify and analyze acquisition targets in the same way after an initial transaction as we will before an initial transaction. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition that is most attractive and provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our security holders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will be consummated.
     The time and costs required to select and evaluate a target acquisition and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target acquisition with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business upon the approval of our board of directors, in no event, however, will we pay any of our existing officers, directors or founding stockholders, or any entity with which they are affiliated, any finders’ fee in connection with the consummation of the initial business combination.
          Fair market value of target acquisition
     The initial target acquisition that we acquire must have a fair market value equal to at least 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, subject to the conversion rights described below, although we may acquire a target acquisition whose fair market value significantly exceeds 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount). In the event we acquire less than 100% of an acquisition candidate, the fair market value of the 80% of the amount held in trust requirement will be based on fair market value of the acquired majority interest. To accomplish this, we may seek to raise additional funds through credit facilities or other secured financings or a private offering of debt or equity securities if such funds are required to consummate such a business combination, although we have not entered into any such fund-raising arrangement and do not currently anticipate effecting such a financing other than in connection with the consummation of the business combination.
     Prior to entering into an agreement for a target acquisition, the fair market value of such target acquisition will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. We do not intend to seek a third party valuation or fairness opinion. However, in considering the entire fairness of a business combination to our stockholders, our board of directors may determine that an independent valuation or fairness opinion will be necessary in satisfying its fiduciary duties under Delaware law, including in determining the fair market value of the acquired interests, in the event the valuation is a complex analysis. If no opinion is obtained, our public stockholders will be relying solely on the judgment of our board of directors.
          Possible lack of business diversification

     Our business combination must be with a target acquisition that satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, we expect to have the ability to effect only a single business combination, although this process may entail the simultaneous acquisitions of several consumer products and services businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity or asset, our lack of diversification may:
•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.
     In the event we ultimately determine to acquire several businesses or assets simultaneously and such businesses or assets are owned by different sellers, we may need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisition or acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the businesses or assets into a single operating business.
          Limited ability to evaluate the target business’ management
     Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.
     Following a business combination, we may seek to recruit additional managers to supplement or replace the incumbent management of the target business. We cannot assure you that we will have the ability to recruit such managers, or that any such managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management, if any.
          Opportunity for stockholder approval of business combination
     Prior to the completion of our business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and, if applicable, historical financial statements of a target business.
     In connection with the stockholder vote required to approve any business combination, all of our founding stockholders have agreed to vote all of their founder shares in accordance with the majority of the shares of common stock of public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our founding stockholders have also agreed that if they acquired shares of common stock in our initial public offering or following completion of our initial public offering, they will vote such acquired shares of common stock in favor of a business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares of common stock sold in our initial public offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares of common stock into a pro rata share of the trust account. Such stockholder must also exercise its conversion rights described below.
     Upon the completion of our business combination, unless required by Delaware law, the federal securities laws, and the rules and regulations promulgated thereunder, or the rules and regulations of an exchange upon which our securities are listed, we do not presently intend to seek stockholder approval for any subsequent acquisitions.
          Conversion rights
     At the time we seek stockholder approval of any business combination, we will offer to each public stockholder (but not to our founding stockholders, either with respect to their founder shares or any shares of common stock in our initial public offering or the aftermarket) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Founding stockholders are not entitled to convert any of their founder shares (and the shares of common stock underlying any insider warrants acquired by a founding stockholder immediately prior to our initial public offering) or shares of common stock acquired in or after our initial public offering into a pro rata share of the trust account. The actual per-share conversion price will be equal to the amount in the trust account, which shall include $8,500,000 from the purchase of the insider warrants by the insider warrant holders, inclusive of any interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account, and amounts disbursed for working capital purposes, and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering. Without taking into any account interest earned on the trust account or taxes payable on such interest, the initial per-share conversion price would be approximately $9.83, or $0.17 less than the per-unit offering price of $10.00. Because the initial per share conversion price is $9.83 per share (plus pro rata accrued interest net of taxes payable and amounts disbursed for working capital purposes), which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.
     If a business combination is approved, stockholders that vote against the business combination and elect to convert their shares of common stock to cash will be entitled to receive their pro-rata portion of the $9,584,655 ($0.30 per share) of deferred underwriting discount held in the trust account.
     An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. If a stockholder wishes to exercise his conversion rights, he must vote against the proposed business combination and, at the same time, demand that we convert his shares into cash by marking the appropriate space on the proxy card. If, notwithstanding a stockholder’s vote, the proposed business combination is consummated, then such stockholder will be entitled to receive a pro rata share of the trust account, including any interest earned thereon as of date which is two business days prior to the proposed consummation of the business combination. If a stockholder exercises his conversion rights, then he will be exchanging his shares of our common stock for cash and will no longer own these shares of common stock. A stockholder will only be entitled to receive cash for these shares if he continues to hold these shares through the closing date of the proposed business combination and then tenders his stock certificate to us. If a stockholder converts his shares of common stock, he will still have the right to exercise the warrants received as part of the units purchased in our initial public offering in accordance with the terms hereof. If the proposed business combination is not consummated then a stockholder’s shares will not be converted into cash, even if such stockholder elected to convert.
          Liquidation if no business combination

     Our Amended and Restated Certificate of Incorporation provides that we will continue in existence only until November 27, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate existence on November 27, 2009 as an obligation to our stockholders and that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our initial public offering, we will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.
     A liquidation after our existence terminates by operation of law would occur in the event that a business combination is not consummated within 24 months of the consummation of our initial public offering. In the event we liquidate after termination of our existence by operation of law on November 27, 2009, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date.
     Our founding stockholders have waived their rights to participate in any distribution with respect to their founder shares and the shares of common stock underlying any insider warrants acquired by a founding stockholder immediately prior to the initial offering upon our liquidation prior to a business combination. However, founding stockholders who acquired or will acquire shares of common stock or warrants in or after our initial public offering will be entitled to a pro rata share of the trust account with respect to such shares of common stock (including shares acquired upon exercise of such warrants) upon the liquidation of the trust account if we fail to consummate a business combination within the required time period. There will be no distribution with respect to our warrants which will expire worthless. We expect that all costs associated with the implementation and completion of our liquidation will be funded by any remaining net assets outside of the trust fund, although we cannot assure you that there will be sufficient funds for such purpose.
     If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $9.83 (of which approximately $0.30 per share is attributable to the underwriters’ discount), or $0.17 less than the per-unit offering price of $10.00. There can be no assurance that any converting stockholder will receive equal to or more than his, her or its full invested amount. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than approximately $9.83, plus interest (net of taxes payable and amounts disbursed for working capital purposes, which taxes, if any, shall be paid from the trust account), due to claims of creditors. Although we will seek to have all vendors, service providers, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor agreed, pursuant to an agreement with us that, if we liquidate prior to the consummation of a business combination, it will be liable only if a vendor, service provider, prospective target business or other entity does not provide a valid and enforceable waiver to any rights or claims to the trust account as of the date of the consummation of our initial public offering to pay debts and obligations to creditors. Additionally, the underwriters have agreed to forfeit any rights or claims against the proceeds held in the trust account which includes a portion of their underwriters’ discount. Based on information we have obtained from our sponsor, we currently believe that we have substantial means and capability to fund a shortfall in our trust account even though we have not reserved for such an eventuality. Specifically, we believe the fee income from the sponsor’s $1.6 billion assets under management (as of December 31, 2007) will be sufficient to cover its indemnification obligations. We cannot assure you, however, that we would be able to satisfy those obligations.
     We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also will have access to up to $4,150,000 (comprised of $50,000 available outside of the trust account from the offering proceeds and up to $4,100,000 interest income, net of taxes payable on all interest income earned on the trust account, which we may seek to withdraw from the trust account for working capital purposes) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation after the termination of our existence by operation of law on November 27, 2009). The indemnification provision is set forth in the sponsor insider letter. The sponsor insider letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account as of the consummation of our initial public offering for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity, the indemnification from our sponsor will not be available. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.
     Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, if we do not effect a business combination by November 27, 2009, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after such time period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent ten years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent ten years prior to our distributing the funds in the trust account to our public stockholders. We have not assumed that we will have to provide for payment on any claims that may potentially be brought against us within the subsequent ten years due to the speculative nature of such an assumption. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses.
     If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.83 per share, without taking into account any interest earned on the trust account (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account). Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our corporate existence, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
     Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against the business combination alone will not result in conversion of a stockholder’s shares of common stock into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described above.
Conflicts of Interest
     Potential investors should be aware of the following potential conflicts of interest:
     None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
     In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented. In the event that our directors or officers were to take any action that would compete with us in our search for a business, we would take appropriate action, including potentially removing such person from our management team or board, as applicable. However no formal procedures have been established if such conflicts arise. Our officers and directors currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business combination. Currently, neither Hayground nor any of our officers and directors owes any fiduciary duty to present a business opportunity that would be suitable to us to anyone prior to us.
     Our officers and directors are not restricted from forming or becoming affiliated with entities, including other blank check companies or similar entities, engaged in business activities similar to those intended to be conducted by our company prior to the business combination. However, our directors and officers will not seek any business opportunity that would conflict with our search for an acquisition candidate, which would include any involvement in a blank check company that is potentially seeking acquisition candidates in the global consumer products and services industry.
     Since substantially all of the founding stockholders’ founder shares will be subject to a lock-up agreement with our underwriters, which agreement will expire only if a business combination is successfully completed, and since the founding stockholders may own securities which will become worthless if a business combination is not consummated, our board, whose members are founding stockholders, may have a conflict of interest in determining whether a particular target acquisition is appropriate to effect a business combination. Additionally, members of our executive management may enter into consulting, asset management or employment agreements with us as part of a business combination, pursuant to which they may be entitled to compensation for their services. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target acquisition, timely completing a business combination and securing the release of their stock.
     We will not pursue an acquisition of an affiliate of our sponsor or of any of our officers or directors, including portfolio companies and other investments or interests held by our sponsor, officers and directors. Other than with respect to the business combination, we have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Accordingly, such parties may have an interest in certain transactions in which we are involved, and may also compete with us.
     All of the founding stockholders have agreed to vote all their shares of common stock owned by them prior to our initial public offering in accordance with the majority of shares of common stock held by public stockholders who vote at a meeting with respect to a business combination and any shares of common stock acquired by them in or after our initial public offering in favor of a business combination.
     If we were to make a deposit, down payment or fund a “no shop” provision in connection with a potential business combination, we may have insufficient funds available outside of the trust to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, the founding stockholders may have to incur such expenses in order to proceed with the proposed business combination. As part of any such business combination, such founding stockholders may negotiate the repayment of some or all of any such expenses, without interest or other compensation which, if not agreed to by the target business’ management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.
     If our management negotiates to be retained post business combination as a condition to any potential business combination, their financial interests, including compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest. In the event that any employment or consulting agreements are proposed to be entered into as a term of a business combination, such arrangement will be required to be approved by a majority of the disinterested members of our board of directors.
     In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
     Accordingly, as a result of certain other business affiliations and as more fully discussed below, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities in which they also serve as officers and/or directors. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. Although neither our founder nor our officers and directors intend to seek any business opportunity that would present a conflict with us, no formal procedures have been established to determine how conflicts of interest that may arise due to duties or obligations owed to other entities will be resolved. However, we expect the disinterested members of our board to determine whether a conflict exists and a majority of the disinterested members of our board will be required to approve any such affiliate transaction.
     Each of our officers and directors actively manages his or her personal investments, some of which are in the global consumer products and services industry. We are not precluded from acquiring a company in which our officers and directors have made an investment. Although there are no arrangements, understandings or agreements regarding the priorities and preferences assigned to us as compared to the personal investments of our officers and directors, we believe that we will receive priority regarding any business opportunities since, except as described above, none our officers and directors owes fiduciary duties to other entities.
     In addition to both statutory and common law obligations of fiduciary responsibility, our officers and directors have agreed to give us priority regarding any business opportunities, except as described above. In order to minimize potential conflicts of interest which may arise from other corporate affiliations that may arise in the future, prior to consummation of our initial public offering, each of our officers and directors has agreed, except as described above, until the earliest of our consummation of a business combination, our liquidation or such time as he or she ceases to be an officer or director, (i) to present to our company for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be deemed appropriate for our company based on the description in this registration statement of our proposed business or which is required to be presented to us under Delaware law, and (ii) that he or she shall not assist or participate with any other person or entity in the pursuit of or negotiation with respect to such business opportunity unless and until he or she receives written notice from us that we have determined not to pursue such business opportunity.

     In the course of their other business activities, our officers and directors have not identified investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated.
     In connection with the stockholder vote required to approve any business combination, all of the founding stockholders have agreed to vote their founder shares in accordance with the majority of shares of common stock held by the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. The founding stockholders have also agreed that if they acquired or will acquire shares of common stock in or following our initial public offering, they will vote such acquired shares of common stock in favor of a business combination. Accordingly, any shares of common stock acquired by founding stockholders in or after our initial public offering in the open market will not have the same right to vote as public stockholders with respect to a potential business combination (since they are required to vote in favor of a business combination). Additionally, the founding stockholders will not have conversion rights with respect to shares of common stock acquired during or subsequent to our initial public offering (since they may not vote against a business combination), except upon our liquidation. In addition, with respect to their founder shares, and the shares of common stock underlying any insider warrants acquired by a founding stockholder immediately prior to our initial public offering, they have agreed to waive their respective rights to participate in any liquidation including the liquidation of our trust account to our public stockholders, occurring upon our failure to consummate a business combination, but only with respect to their founder shares and not with respect to any shares of common stock acquired in or after our initial public offering in the open market.
Competition
     We expect to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of consumer products and services related and consumer products businesses. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to large acquisitions will be limited by our available financial resources, giving a competitive advantage to other acquirers with greater resources.
     Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties, assets and entities may increase, resulting in increased demand and increased prices paid for such investments. If we pay higher prices for a target business, our profitability may decrease and we may experience a lower return on our investments. Increased competition may also preclude us from acquiring those properties, assets and entities that would generate the most attractive returns to us.
     Further, the following may not be viewed favorably by certain target acquisitions:
•	our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•	the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination; and

•	our outstanding warrants, and the potential future dilution they represent, may not be viewed favorably by certain target businesses.

     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target acquisition. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.
Employees
     We currently have three executive officers: Jason N. Ader, Scott LaPorta and Andrew Nelson. We anticipate that we will have access to the services of other personnel of our sponsor on an as-needed basis, although there can be no assurances that any such personnel will be able to devote sufficient time, effort or attention to us when we need it. Other than Scott LaPorta, none of our officers have entered into employment agreements with us and none of our officers, including Mr. LaPorta, are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether we are in the process of (i) seeking a potential target acquisition, (ii) performing due diligence on one or more target acquisitions or (iii) completing the business combination for a selected target acquisition. Our officers may spend more time than others, or no time at all, on the various phases of the acquisition process depending on their competing time requirements apart from our business and their particular areas of expertise. We do not intend to have any full-time employees prior to the consummation of a business combination.
Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this report before making a decision to invest in our securities. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Related to the Company and the Offering
We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.
     We are a recently incorporated development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the global consumer products and services industry. We are currently in the process of evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any revenues or income until, at the earliest, after the consummation of a business combination. If we expend the $50,000 in proceeds from our initial public offering held outside of the trust account and up to $4,100,000 on the balance of the trust account that may be released to us to fund our working capital requirements in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.
We will liquidate if we do not consummate a business combination.
     Pursuant to our Amended and Restated Certificate of Incorporation, we have 24 months after consummation of our initial public offering in which to complete a business combination. If we fail to consummate a business combination within the required time frame, our corporate existence will cease, in accordance with our Amended and Restated Certificate of Incorporation, except for the purposes of winding up our affairs and liquidating. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We view this obligation to liquidate as an obligation to our stockholders and that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our initial public offering, neither we nor our board of directors will take any action to amend or waive any provision of our Amended and Restated Certificate of Incorporation to allow us to survive for a longer period of time. In addition, we will not support, directly or indirectly, or in any way endorse or recommend, that stockholders approve an amendment or modification to such provision if it does not appear we will be able to consummate a business combination within the foregoing time period. Our founding stockholders have waived their rights to participate in any liquidation distribution with respect to their founder shares, and the shares of common stock underlying any insider warrants acquired by a founding stockholder immediately prior to our initial public offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. In addition, our sponsor has agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from vendors, service providers, prospective target business or other entities in order to protect the amounts held in trust. We believe the fee income from the sponsor’s $1.6 billion assets under management (as of December, 31, 2007) will be sufficient to cover its indemnification obligations; however, we cannot guarantee that our sponsor will be able to satisfy its indemnification obligations.
We cannot assure you that other provisions of our Amended and Restated Certificate of Incorporation will not be amended other than the time period during which we must consummate a business combination.
     Although we believe that a vote to amend or waive any provision of our Amended and Restated Certificate of Incorporation would likely take place only to allow additional time to consummate a pending business combination, we cannot assure you that other provisions relating to our consummation of a business combination of our Amended and Restated Certificate of Incorporation will not be amended or waived by the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our initial public offering.
You will not have any rights or interest in funds from the trust account, except under certain limited circumstances.
     Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind in the trust account.
If we are forced to liquidate before the completion of a business combination and distribute the trust account, our public stockholders may receive significantly less than $9.83 per share and our warrants will expire worthless.
     We must complete a business combination with a fair market value of at least 80% of the amount held in trust (net of taxes, and other than the portion representing our underwriters’ deferred discount) at the time of acquisition by November 27, 2009. If we are unable to complete a business combination within the prescribed time frame and are forced to liquidate the trust account, the per-share liquidation price received by our public stockholders from the trust account will be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Upon the liquidation of the trust account, public stockholders will be entitled to receive (unless there are claims not otherwise satisfied by the amount not held in the trust account or the indemnification provided by our sponsor) approximately $9.83 per share plus interest earned on their pro rata portion of the trust account (net of taxes payable), which includes $9,000,000 ($0.30 per unit) of deferred underwriting discounts and commissions and $8,500,000 ($0.28 per unit) of the purchase price of the insider warrants. Our sponsor has agreed to indemnify us for all creditor claims to the extent we do not obtain valid and enforceable waivers from vendors, service providers, prospective target businesses or other entities, in order to protect the amounts held in the trust account. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. We assume that in the event we liquidate we will not have to adopt a plan to provide for payment of claims that may potentially be brought against us. Should this assumption prove to be incorrect, we may have to adopt such a plan upon our liquidation, which could result in the per-share liquidation amount to our stockholders being significantly less than $9.83 per share, without taking into account any interest earned on the trust account (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account). Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate the trust account in the event we do not complete a business combination within the prescribed time period.
If we are unable to consummate a business combination, our public stockholders will be forced to wait more than 24 months before receiving liquidation distributions.
     We have 24 months following the consummation of our initial public offering in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.
We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.
     Subject to there being a current prospectus under the Securities Act with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants comprising the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. Redemption of the warrants could force the warrant holders to (i) exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently you are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse to the company.
Although we are required to use our commercially reasonable efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants and therefore the warrants could expire worthless.
     Holders of our warrants (other than insider warrants) will be able to exercise the warrants only if (i) a current registration statement under the Securities Act relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. In addition, under the terms of the warrant agreement holders of our warrants will not be able to net cash settle the warrants. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our commercially reasonable efforts to maintain a current registration statement covering the shares of common stock underlying the warrants following completion of our initial public offering to the extent required by federal securities laws, and we intend to comply with our undertaking, we cannot assure that we will be able to do so and therefore the warrants could expire worthless. Such expiration would result in each holder paying the full unit purchase price solely for the shares of common stock underlying the unit. In addition, we have agreed to use our commercially reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.
Unlike most other blank check offerings, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree, and you may not receive the full amount of your original investment upon exercise of your conversion rights.
     When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our founding stockholders with respect to their founder shares, and the shares of common stock underlying any insider warrants acquired by a founding stockholder immediately prior to our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights. To date, most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights. There can be no assurance that any converting stockholder will receive equal to or more than his, her or its full invested amount.
Unlike most other blank check offerings, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.
     When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our founding stockholders with respect to their founder shares, and the shares of common stock underlying any insider warrants acquired by a founding stockholder immediately prior to our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Unlike most other blank check offerings to date, which have a 20% threshold, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effect the most attractive business combination available to us.
Our stockholders may be held liable for claims against us by third parties to the extent of distributions received by them.
     Our Amended and Restated Certificate of Incorporation provides that we will continue in existence only until 24 months from the consummation of our initial public offering. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281(b) of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that potentially may be brought against us within the subsequent ten years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could potentially be brought against us within the subsequent ten years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that potentially may be brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us. In the event of our liquidation, we may have to adopt a plan to provide for the payment of claims that may potentially be brought against us, which could result in the per-share liquidation amount to our stockholders being significantly less than $9.83, without taking into account any interest earned on the trust account (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account).

Our placing of funds in trust may not protect those funds from third-party claims against us.
     Third-party claims may include contingent or conditional claims and claims of directors and officers entitled to indemnification under our Amended and Restated Certificate of Incorporation. We intend to pay any claims, to the extent sufficient to do so, from our funds not held in trust. Although we will seek to have all vendors, service providers and prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Even if they execute such agreements, they could bring claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.
     Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $9.83 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors. If we are unable to complete a business combination and liquidate the company, our sponsor will be liable if we did not obtain a valid and enforceable waiver from any vendor, service provider, prospective target business or other entity of any rights or claims to the trust account, to the extent necessary to ensure that such claims do not reduce the amount in the trust account on the date of the consummation of our initial public offering. We believe the fee income from the sponsor’s $1.6 billion assets under management (as of December 31, 2007) will be sufficient to cover its indemnification obligations; however, we cannot assure you that our sponsor will be able to satisfy those obligations. The indemnification provisions are set forth in an insider letter to be executed on behalf of our sponsor. The insider letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity, the indemnification from our sponsor will not be available. In addition, none of our officers have agreed to indemnify the trust in their personal capacity from claims from third party vendors, service providers, prospective target business, or other entities.
     Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.
In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.
     If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our existence by operation of law, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If the net proceeds of our initial public offering not being placed in trust together with interest earned on the trust account available to us are insufficient to allow us to operate for at least 24 months following the consummation of our initial public offering, we may not be able to complete a business combination.
     We currently believe that the funds available to us outside of the trust account together with up to $4,100,000 of interest earned on the trust account that may be released to us will be sufficient to allow us to operate for at least 24 months following the consummation of our initial public offering, assuming that a business combination is not consummated during that time. Based upon the experience of the members of our board and consultation with them regarding a reasonable budget for consummating a transaction of this kind and nature, and a review of budgets publicly disclosed by blank-check companies, we determined that this was an appropriate approximation of the expenses. As a general matter, our board of directors will be asked to approve any significant expenditures in connection with a potential acquisition or any expenditure associated with the pursuit of a potential business combination that may cause us to be unable to complete a business combination within 24 months due to a lack of sufficient remaining working capital. However, if costs are higher than expected we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any potential target acquisitions. In such event, we would need to obtain additional funds from our initial stockholders or customer source to continue operating. We anticipate that up to $50,000 not held in the trust account will be reserved for working capital purposes. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in a merger agreement designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our failure to consummate the transaction in accordance with the merger agreement, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any other potential target acquisitions. In such event, we would need to obtain additional funds from our initial stockholders or another source to continue operations.
Our current officers and directors may resign upon consummation of a business combination.
     Upon consummation of a business combination, the role of our current officers and directors in the target business cannot presently be fully ascertained. While we expect that one or more of our current officers, particularly Scott LaPorta, our Chief Executive Officer, and directors will remain in senior management or as a director following a business combination, we may employ other personnel following the business combination. If we acquire a target business in an all-cash transaction, it would be more likely that our current officers and our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our current officers or directors would remain with the combined company unless it was negotiated as part of the transaction pursuant to the acquisition agreement, an employment agreement or other arrangement.
Negotiated retention of officers and directors after a business combination may create a conflict of interest.
     If, as a condition to a potential business combination, we negotiate to have our current officers and directors retained after the consummation of the business combination, including the anticipated retention of Scott LaPorta, such negotiations may result in a conflict of interest. The ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that our current officers and directors remain if it is believed that it is in the best interests of the combined company after the consummation of the business combination. Although we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.
There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

     We may incur significant taxes in connection with effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.
Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles, the pool of prospective target businesses may be limited.
     In accordance with the requirements of U.S. federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles, or U.S. GAAP, and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. generally accepted auditing standards, a likely possibility considering the international nature of the global consumer products and services industry in general, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.
Because of our limited resources and the significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a business combination.
     Based upon publicly available information, as of November 2, 2007, we have identified approximately 129 blank check companies that have gone public since August 2003. Of these companies, only 38 have completed a business combination, while seven will be or have been liquidating. The remaining approximately 84 blank check companies have more than $10.5 billion in trust and are seeking to complete business acquisitions. Of these companies, only 24 have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated business combinations. Accordingly, there are approximately 49 blank check companies with more than $8.1 billion in trust that have filed registration statements and are seeking, or will be seeking, to complete business combinations. Furthermore, the fact that only 38 of such companies have completed business combinations and only 24 other of such companies have entered into definitive agreements for business combinations, and seven have liquidated or will be liquidating, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate an initial transaction within the prescribed time period, our purpose will be limited to dissolving, liquidating and winding up.
     We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of consumer products and services properties, assets and entities. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target acquisitions that we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.
     We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.
You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with an unidentified target acquisition, we may be deemed to be a “blank check” company under the U.S. securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited in the trust account. Because we are not subject to these rules, including Rule 419, our units will be immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.
Since we have not yet selected any target acquisition with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations and investors will be relying on management’s ability to source business transactions.
     Because we have not yet identified a prospective target acquisition, investors in our units currently have no basis to evaluate the possible merits or risks of the target acquisition. Although our management will evaluate the risks inherent in a particular target acquisition, we cannot assure you that they will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target acquisition. Except for the limitation that a target acquisition have a fair market value of at least 80% of the amount held in trust (net of taxes and other than the portion representing our underwriters’ deferred discount) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to source business transactions, evaluate their merits, conduct or monitor diligence and conduct negotiations. However, we will not acquire an affiliate of our sponsor or any of our officers or directors, including portfolio companies and other investments or interests held by our sponsor, officers and directors. In addition, we will not consider business opportunities that were presented to our sponsor or its employees or opportunities that our sponsor or its employees have become aware of prior to the consummation of the offering.
We may issue shares of common stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
     Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We have 19,120,598 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants (including insider warrants)) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the effective date of the registration statement, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

     Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could result in:
•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•	covenants that limit our ability to pay dividends on our common stock, to acquire capital assets or make additional acquisitions; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.
In the event we seek to acquire businesses located in foreign jurisdictions, we could experience delays and increased costs due to cultural, legal and administrative differences with respect to the acquisition process, including due diligence, negotiating and closing the transaction.
     In the event we seek to acquire businesses located in certain foreign jurisdictions such as South America or Asia, we could experience delays due to the cultural, legal and administrative differences with respect to the acquisition process, including due diligence, negotiating and closing the transaction, that we may not experience if we were to make an acquisition in jurisdictions such as the United States. In the event we experience such delays it could increase the amount of cash we require to use outside of the trust account for working capital purposes and result in a longer period of time to present a business combination to stockholders and ultimately close a business combination.
Foreign, cultural, political and financial market conditions could impair our international operations and financial performance.
     Our target acquisition may be based outside of the United States and/or some or all of our operations may be conducted or products may be sold in countries where economic growth has slowed; or where economies have suffered economic, social and/or political instability or hyperinflation or where the ability to repatriate funds has been delayed or impaired in recent years. The economies of other foreign countries important to our operations, including other countries in Europe, Latin America and Asia, could also suffer slower economic growth or economic, social and/or political instability in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:
•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation;

•	fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	political and economic instability;

•	increases in duties and taxation;

•	restrictions on transfer of funds;

•	restrictions on foreign ownership of property and/or expropriation of foreign-owned assets; and

•	other adverse changes in policies, including monetary (including, without limitation, local interest rates), tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.
     Should any of these risks occur, our ability to export our products or repatriate profits could be impaired and we could experience a loss of sales and profitability from our international operations.
If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.
     We may effect a business combination with a company located outside of the United States. If we did, we would be subject to many special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:
•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.
     We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.
If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.
     If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will likely govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Our business combination may take the form of an acquisition of less than a 100% ownership interest, which could adversely affect our decision-making authority and result in disputes between us and third party minority owners.
     Our business combination may take the form of an acquisition of less than a 100% ownership interest in certain properties, assets or entities. In such case, the remaining minority ownership interest may be held by third parties who may or may not have been involved with the properties, assets or entities prior to our acquisition of such ownership interest. With such an acquisition, we will face additional risks, including the additional costs and time required to investigate and otherwise conduct due diligence on holders of the remaining ownership interest and to negotiate stockholder agreements and similar agreements. Moreover, the subsequent management and control of such a business will entail risks associated with multiple owners and decision-makers. Such acquisitions also involve the risk that third-party owners of the minority ownership interest might become insolvent or fail to fund their share of required capital contributions. Such third parties may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such acquisitions may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the third-party owners of the minority ownership interest would have full control over the business entity. Disputes between us and such third parties may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, such third parties might result in subjecting assets owned by the business entity to additional risk. We may also, in certain circumstances, be liable for the actions of such third parties. For example, in the future we may agree to guarantee indebtedness incurred by the business entity. Such a guarantee may be on a joint and several basis with the third-party owners of the minority ownership interest in which case we may be liable in the event such third parties default on their guaranty obligation.
Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, including our officers, directors and others who may not continue with us following a business combination.
     Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel, including Jason N. Ader, the Chairman of our board of directors, and Scott LaPorta, our Chief Executive Officer, President and a member of our board of directors. Our key personnel will also be officers, directors, and/or members of other entities, who we anticipate we will have access to on an as needed basis, although there are no assurances that any such personnel will be able to devote either sufficient time, effort or attention to us when we need it. Other than Scott LaPorta, none of our key personnel, including our other executive officers, have entered into employment or consultant agreements with us. Further, although we presently anticipate that our officers will remain associated in senior management, advisory or other positions with us following a business combination, some or all of the management associated with a target acquisition may also remain in place. As such, our key personnel may not continue to provide services to us after the consummation of a business combination if we are unable to negotiate employment or consulting agreements with them in connection with or subsequent to the business combination, the terms of which would be determined at such time between the respective parties. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target acquisition, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.
We will have only limited ability to evaluate the management of the target business.
     While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect our operations.
Our officers and directors will allocate some portion of their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

     Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full-time employees prior to the consummation of a business combination. Our executive officers and directors are currently employed by other entities and are not obligated to devote any specific number of hours to our affairs. If other entities require them to devote more substantial amounts of time to their business and affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.
Our sponsor, officers and directors currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
     Our sponsor, officers and directors may in the future become affiliated with additional entities, including other “blank check” companies which may be engaged in activities similar to those intended to be conducted by us. Additionally, our sponsor, officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties or other contractual obligations. No formal procedures have been established to determine how conflicts of interest that may arise due to duties or obligations owed to other entities will be resolved. Accordingly, because of their pre-existing fiduciary duties, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Our founding stockholders currently own shares of our common stock which will not participate in the liquidation of the trust account and a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.
     Our founding stockholders own founder shares (and with respect to certain founding stockholders, also insider warrants) that were issued prior to our initial public offering, but have waived their right to receive distributions with respect to those founder shares (and the common stock underlying any insider warrants acquired by a founding stockholder immediately prior to our initial public offering) upon the liquidation of the trust account if we are unable to consummate a business combination. Additionally, our sponsor and Chief Executive Officer have purchased 7,500,000 insider warrants and 1,000,000 insider warrants, respectively, directly from us in an insider private placement transaction immediately prior to the consummation of our initial public offering at a purchase price of $1.00 per warrant for a total purchase price of $8,500,000. The founder shares and insider warrants acquired prior to our initial public offering by our founding stockholders and/or the insider warrant holders will be worthless if we do not consummate a business combination. The personal and financial interests of our sponsor and certain of our officers and directors may influence their motivation in timely identifying and selecting a target acquisition and completing a business combination. Consequently, our officers’ discretion in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest, and as a result of such conflicts management may choose a target acquisition that is not in the best interests of our stockholders.
The requirement that we complete a business combination by November 27, 2009 may give potential target businesses leverage over us in negotiating a business combination.
     We will liquidate and promptly distribute only to our public stockholders the amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by November 27, 2009. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the time limits referenced above.
The requirement that we complete a business combination by November 27, 2009 may motivate our sponsor to approve a business combination during that time period so that they may get their out-of-pocket expenses reimbursed.
     Our sponsor may receive reimbursement for out-of-pocket expenses it has incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The funds for such reimbursement will be provided from the money not held in trust. Such payments may be significant and there can be no assurance that they will not exceed our working capital budget. In the event that we do not effect a business combination by November 27, 2009, then any expenses incurred by our sponsor in excess of the money being held outside of the trust will not be repaid as we will liquidate at such time. On the other hand, if we complete a business combination within such prescribed time period, those expenses will be repaid by the target business. Consequently, our sponsor may have an incentive to complete a business combination other than solely in the best interest of our stockholders.
Certain of our officers or directors, or their affiliates, have never been associated with a blank check company and such lack of experience could adversely affect our ability to consummate a business combination.
     Certain of our officers or directors, or their affiliates, have never been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of our initial public offering. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and could result in our having to liquidate our trust account. If we liquidate, our public stockholders could receive less than the amount they paid for our securities, causing them to incur significant financial losses.
Other than with respect to the business combination, our officers, directors, security holders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.
     We will not pursue an acquisition of an affiliate of our sponsor or of any of our officers or directors, including portfolio companies and other investments or interests held by our sponsor, officers and directors. However, other than with respect to the business combination, we have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Accordingly, such parties may have an interest in certain transactions such as strategic partnering or joint venturing in which we are involved, and may also compete with us.
If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.
     If our common stock becomes subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.
     If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to these “penny stock” rules. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.
Initially, we may only be able to complete one business combination, which will cause us to be solely dependent on a single asset or property.

     The net proceeds from our initial public offering and the insider private placement (excluding $9,584,655 held in the trust account which represents deferred underwriting discounts and commissions) provided us with approximately $304,574,305 ($305,543,236 at December 31, 2007 including accrued interest) which is held in trust and may be used by us to complete a business combination. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount). Although as of the date of this report we have not engaged or retained, had any discussions with, or entered into any agreements with any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses. Accordingly, the prospects for our ability to effect our business strategy may be:
•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
     In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Furthermore, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.
Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.
     We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of consumer products and services properties, assets and entities. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target acquisitions that we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.
We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.
     Although we believe that the net proceeds of our initial public offering and the insider private placement will be sufficient to allow us to consummate a business combination, because we have not yet identified a target acquisition to acquire, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the insider private placement prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in the course of searching for suitable target acquisition that we can afford to acquire, or the obligation to convert into cash a significant number of shares of common stock from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target acquisition candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we are unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would liquidate the trust account, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund continuing operations and/or growth. The failure to secure additional financing if required could have a material adverse effect on our ability to continue to develop and grow, even if we consummate a business combination. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.
Our founding stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
     Our founding stockholders (including all of our officers and directors) collectively own 20% of our issued and outstanding common stock (assuming they did not purchase units in our initial public offering, in which case they will own a larger percentage). This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow the founding stockholders to collectively influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. In the event that the founding stockholders acquired shares of our common stock in our initial public offering or in the aftermarket, we anticipate that they would vote such shares in favor of our initial business combination. Thus, additional purchases of shares of our common stock by our founding stockholders would likely allow them to exert additional influence over the approval of our initial business combination. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. The interests of our founding stockholders and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.
If we redeem our public warrants, the insider warrants, which are non-redeemable as long as the insider warrant holders or their permitted transferees hold them, could provide the insider warrant holders with the ability to realize a larger gain than the public warrant holders.
     The warrants held by our public warrant holders may be called for redemption at any time after the warrants become exercisable:
•	in whole and not in part;

•	at a price of $.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

•	if, and only if, the last sale price of the common stock equals or exceeds $14.25 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.
     In addition, we may not redeem the public warrants unless the warrants comprising the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption.

     As a result of the insider warrants not being subject to the redemption features to which our publicly held warrants are subject, the insider warrant holders, or their permitted transferees, could realize a larger gain than our public warrant holders in the event we redeem our public warrants.
Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.
     In connection with our initial public offering, we issued public warrants to purchase up to 31,948,850 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target acquisition. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our public warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target acquisition. Additionally, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
     Although our securities have been listed on the American Stock Exchange, an active trading market for our securities may never develop or, if developed, may not be sustained. You may be unable to sell your securities unless a market can be established and/or sustained.
If our founding stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock, and the existence of the registration rights may make it more difficult to effect a business combination.
     Our founding stockholders are entitled to require us to register the resale of their founder shares at any time after the date on which such founder shares no longer are subject to a lock-up agreement with our underwriters, which, except in limited circumstances, will not be before 180 days from the consummation of a business combination. If our founding stockholders exercise their registration rights with respect to all of their founder shares beneficially owned by them as of the date of this report, then there will be an additional 7,987,213 shares of common stock eligible for trading in the public market. Further, immediately prior to the consummation of our initial public offering, the insider warrant holders purchased in an insider private placement an aggregate of 8,500,000 insider warrants that are identical to the warrants contained in the units sold in our initial public offering, respectively, except that (i) such insider warrants are subject to a lock-up agreement with our underwriters and are not transferable before the consummation of a business combination, subject to certain limited exceptions (such as, in the case of our sponsor, (a) transfers among various funds under our sponsor’s management for rebalancing purposes only and (b) distributions to investors in such funds, provided that such investors agree to be bound by the lock-up agreement, or transfers to relatives and trusts for estate planning purposes), (ii) such insider warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become freely tradable only after they are registered pursuant to a registration rights agreement to be signed in connection with the insider private placement, (iii) the shares underlying the insider warrants are non-redeemable as long as the insider warrant holders or their permitted transferees hold them, and (iv) the insider warrants are exercisable in the absence of an effective registration statement covering the shares of common stock underlying the warrants and by means of cashless exercise. If all of the insider warrants are exercised, there will be an additional 8,500,000 shares of our common stock eligible for trading in the public market. This dilution may make it more difficult for us to effect a business combination.
If we are deemed to be an investment company under the Investment Company Act of 1940, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination, or we may be required to incur additional expenses if we are unable to liquidate after the expiration of the allotted time periods.
     If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.
     In addition, we may have imposed upon us certain burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.
     We do not believe that our anticipated principal activities will subject us to the 1940 Act. To this end, the proceeds held in trust may be invested by the trust agent only in U.S. “government securities” within the meaning of Section 2(a)(16) of the 1940 Act with a maturity of 180 days or less, or in registered money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the 1940 Act. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, liquidation and return of the funds held in this trust account to our public stockholders.
     If we are deemed to be an investment company at any time, we will be required to comply with additional regulatory requirements under the 1940 Act, which would require additional expenses for which we have not budgeted.
Uncertainties in management’s assessment of a target business could cause us not to realize the benefits anticipated to result from an acquisition.
     It is possible that, following our initial acquisition, uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of, acquisition or other transaction candidates could cause us not to realize the benefits anticipated to result from an acquisition.
The potential loss of key customers, management and employees of a target business could cause us not to realize the benefits anticipated to result from an acquisition.
     It is possible that, following our initial acquisition, the potential loss of key customers, management and employees of an acquired business could cause us not to realize the benefits anticipated to result from an acquisition.
The lack of synergy from an acquisition could cause us not to realize the benefits anticipated to result from an acquisition.
     It is possible that, following our initial acquisition, the inability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction could cause us not to realize the benefits anticipated to result from an acquisition.
We may not obtain an opinion from an unaffiliated third party as to the fair market value of the target acquisition or that the price we are paying for the business is fair to our stockholders.
     We are not required to obtain an opinion from an unaffiliated third party that either the target acquisition we select has a fair market value in excess of 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) or that the price we are paying is fair to stockholders unless our board is not able to independently determine that a target acquisition has a sufficient market value. In addition, unless otherwise required by applicable law, our board is not required to obtain a third party valuation of a proposed business acquisition if there is a conflict of interest. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors.
The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
     We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with a business combination, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
     If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	a more limited amount of news and analyst coverage for our company;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	a decreased ability of our security holders to sell their securities in certain states.
Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
     Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock and the terms of and issuance of any such series of preferred stock could reduce the value of our common stock. Although our charter includes a provision that exempts us from anti-takeover provisions under Delaware law, we may nonetheless become subject to such provisions, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that could otherwise involve payment of a premium over prevailing market prices for our securities.
Limitations on a target business’ ability to protect its intellectual property rights, including its trade secrets, could cause a loss in revenue and any competitive advantage.
     A target business’ products or services, and the processes it uses to produce or provide them, might have been granted U.S. patent protection, might have patent applications pending or might be trade secrets. After a business combination, our business may be adversely affected if our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. Our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets.
We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.
     The tools, techniques, methodologies, programs and components that a target business uses in order to provide its services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running its core business. Royalty payments under licenses from third parties, if available, would increase costs. If a license were not available we might not be able to continue providing a particular product or service, which would reduce our post business combination revenue. Additionally, developing non-infringing technologies would increase our costs.

The high cost or unavailability of materials, equipment, supplies and personnel could adversely affect our ability to execute our operations on a timely basis.
     A target business’ manufacturing operations could be dependent on having sufficient raw materials, component parts and manufacturing capacity available to meet our manufacturing plans at a reasonable cost while minimizing inventories. A target business’ ability to effectively manage our manufacturing operations and meet these goals can have an impact on our business, including our ability to meet our manufacturing plans and revenue goals, control costs and avoid shortages of raw materials and component parts. Raw materials and components of particular concern include steel alloys, copper, carbide, chemicals and electronic components. Our ability to repair or replace equipment damaged or lost in the well can also impact our ability to service our customers after a business combination.
     People are a key resource to developing, manufacturing and delivering products and services to our customers around the world. A target business’ ability to recruit, train and retain the highly skilled workforce required by our plans will impact our business. A well-trained, motivated work force has a positive impact on our ability to attract and retain business. Rapid growth presents a challenge to us and our industry to recruit, train and retain our employees while managing the impact of wage inflation and potential lack of available qualified labor in the markets where we could operate. Labor-related actions, including strikes, slowdowns and facility occupations, could also negatively impact on our business after a business combination.
Compliance with governmental regulations and changes in laws and regulations and risks from investigations and legal proceedings could be costly and could adversely affect operating results.
     The global consumer industry is subject to regulation and intervention by governments throughout the world. A target business’ operations in the United States and internationally can be impacted by changes in the legal and business environments in which we could operate, as well as the outcome of ongoing government and internal investigations and legal proceedings. Also, as a result of new laws and regulations or other factors, we could be required to curtail or cease certain operations. Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations. In particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries identified by management for immediate focus. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of audits by various tax authorities, and the ability to fully utilize any tax loss carryforwards and tax credits. Compliance-related issues could limit our ability to do business in certain countries. These changes could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.
Uninsured claims and litigation could adversely impact our operating results.
     After a business combination, we expect to have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. This insurance will have deductibles or self-insured retentions and will contain certain coverage exclusions. The insurance will not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices. Insurance and customer agreements in general do not provide complete protection against losses and risks, and our results of operations could be adversely affected by unexpected claims not covered by insurance.
We may re-incorporate in another jurisdiction in connection with a business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.
     In connection with a business combination, we may relocate the home jurisdiction of our business from Delaware to another jurisdiction, including a non-U.S. jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our future material agreements. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in Delaware or, in the case of a non-U.S. jurisdiction, the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Any such reincorporation and the international nature of the global consumer products and services industry will likely subject us to foreign regulation.
Risks Related to the Global Consumer Products and Services Industry
Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.
     Sales of certain of consumer products and services may be seasonal. For example, sales of outdoor products would increase during warm weather months and decrease during winter. Additionally, sales of home improvement products would be concentrated in the spring and summer months, while sales of consumer electronics would be concentrated in our fourth quarter preceding the holiday season.
     Weather conditions may also negatively impact sales. For instance, we may not sell as many of certain outdoor recreation products (such as lanterns, tents and sleeping bags) as anticipated if there are fewer natural disasters, such as hurricanes and ice storms; mild winter weather may negatively impact sales of electric blankets, heaters, some health products and smoke or carbon monoxide alarms; and the late arrival of summer weather may negatively impact sales of outdoor camping equipment and grills. Additionally, sales of home improvement products may be negatively impacted by unfavorable weather conditions and other market trends. Periods of inclement weather may reduce the amount of time spent on home improvement projects. These factors could have a material adverse effect on our business, results of operations and financial condition.
We must successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand.
     Our success depends upon our ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. Consumer preferences cannot be predicted with certainty and may change between selling seasons. We must make decisions as to design, development, expansion and production of new and existing product lines. If we misjudge either the market for our products, the purchasing patterns of our retailers’ customers, or the appeal of the design, functionality or variety of our product lines, our sales may decline significantly, and we may be required to mark down certain products to sell the resulting excess inventory or sell such inventory through our outlet stores, or other liquidation channels, at prices that may be significantly lower than our normal wholesale prices, each of which would harm our business and operating results.
     In addition, we must manage our inventory effectively and commensurate with customer demand. A substantial portion of our inventory may be sourced from vendors located outside the United States. We generally may commit to purchasing products before we receive firm orders from our retail customers and frequently before trends are known. The extended lead times for many of our purchases, as well as the development time for design and deployment of new products, may make it difficult for us to respond rapidly to new or changing trends. In addition, the seasonal nature of our business may require us to carry a significant amount of inventory prior to the year-end holiday selling season. As a result, we will be vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of product purchases. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels may not be appropriate, and our business and operating results may be adversely impacted.
Our business depends, in part, on factors affecting consumer spending that are out of our control.
     Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and inflation, incidents and fears relating to national security, terrorism and war, hurricanes, floods and other natural disasters, inclement weather, consumer debt, unemployment rates, interest rates, sales tax rates, fuel and energy prices, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security generally. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, change the mix of products we sell to a different mix with a lower average gross margin, slower inventory turnover and greater markdowns on inventory, thus reducing our sales and harming our business and operating results.
Our operations may be dependent upon third-party suppliers whose failure to perform adequately could disrupt our business operations.

     We may source a significant portion of parts and products from third parties. Our ability to select and retain reliable vendors who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. We expect not to enter into long-term contracts with our primary vendors and suppliers. Instead, most parts and products will be supplied on a “purchase order” basis. As a result, we may be subject to unexpected changes in pricing or supply of products. Any inability of our suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to us.
Our operating results can be adversely affected by changes in the cost or availability of raw materials and energy.
     Pricing and availability of raw materials for use in our businesses may be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. This volatility may significantly affect the availability and cost of raw materials for us, and may, therefore, have a material adverse effect on our business, results of operations and financial condition.
     During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition.
     Some products require particular types of glass, paper, plastic, metal, wax, wood or other materials. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing our products. This could have a material adverse effect on our business, results of operations and financial condition. In particular, petroleum-derivative raw materials such as waxes, resins and plastics have experienced price increases in response to, among other things, higher oil prices. If wax prices, resin prices or other material prices rise further in the future we can expect the cost of goods for our businesses to increase. We cannot assure you that we will be able to pass such cost increases to our customers, and such increases could have a material adverse effect on our margins. Similarly, other energy-intensive raw materials such as metal and glass have experienced price increases in response to higher energy prices. If such prices rise further in the future, we can expect the cost of goods to increase, which could have a material adverse effect on our business, results of operations and financial condition.
     With the growing trend towards consolidation among suppliers of many of raw materials, we may become increasingly dependent upon key suppliers whose bargaining strength is growing. In addition, many of those suppliers have been reducing production capacity of raw materials in the North American market. We may be negatively affected by changes in availability and price of raw materials resulting from this consolidation and reduced capacity, which could negatively impact our results of operations.
We may be subject to several production-related risks which could jeopardize our ability to realize anticipated sales and profits.
     In order to realize sales and operating profits at anticipated levels, we may manufacture or source and deliver in a timely manner products of high quality. Among others, the following factors can have a negative effect on our ability to do these things:
•	labor difficulties;

•	scheduling and transportation difficulties;

•	management dislocation;

•	substandard product quality, which can result in higher warranty, product liability and product recall costs;

•	delays in development of quality new products;

•	changes in laws and regulations, including changes in tax rates, accounting standards, and environmental and occupational laws;

•	health and safety laws; and

•	changes in the availability and costs of labor.
     Any adverse change in the above-listed factors could have a material adverse effect on our business, results of operations and financial condition.
     We may manufacture or source a significant portion of our products from Asia and other global markets. Accordingly, our production lead times may be relatively long. Therefore, we may commit to production in advance of firm customer orders. If we fail to forecast customer or consumer demand accurately we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, results of operations and financial condition.
Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with future customers.
     We expect to operate in some highly competitive industries. In these industries, we may compete against numerous other domestic and foreign companies. Competition in the markets in which we expect to operate is based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition will vary by location and product line. We also face competition from the manufacturing operations of some of our potential customers with private label brands.
     Some of our competitors may be more established in their industries and have substantially greater revenue or resources than we do. Our competitors may take actions to match new product introductions and other initiatives. Our competitors may source their products from third parties, and our ability to obtain a cost advantage through sourcing may be reduced. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Further, retailers often demand that suppliers reduce their prices on existing products. Competition could cause price reductions, reduced profits or losses or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.
     To compete effectively in the future in the global consumer products and services industry, among other things, we must:
•	maintain strict quality standards;

•	deliver products on a reliable basis at competitive prices;

•	anticipate and quickly respond to changing consumer demands better than our competitors;

•	maintain favorable brand recognition and achieve customer perception of value;

•	effectively market and competitively price our products and services to consumers in several diverse market segments and price levels; and

•	develop innovative, high-quality products in designs and styles that appeal to consumers of varying groups, tastes and price level preferences, and in ways that favorably distinguish us from our competitors.
     Our inability to do any of these things could have a material adverse effect on our business, results of operations and financial condition.
If we fail to develop new or expand any existing customer relationships, our ability to grow our business may be impaired.

     Our future growth will depend to a significant degree upon our ability to develop new customer relationships and to expand existing relationships with any current customers. We cannot guarantee that new customers will be found, that any such new relationships will be successful when they are in place, or that business with any existing customers will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.
If we cannot develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively.
     We believe that our future success will depend, in part, upon our ability to introduce innovative design extensions for any existing products and to develop, manufacture and market new products. We cannot assure you that we will be successful in the introduction, manufacturing and marketing of any new products or product innovations, or develop and introduce, in a timely manner, innovations to any existing products that satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner, and at favorable margins, would harm our ability to successfully grow our business and could have a material adverse effect on our business, results of operations and financial condition.
Our results could be adversely affected if the cost of compliance with environmental, health and safety laws and regulations becomes too burdensome.
     We expect that our operations will be subject to federal, state and local environmental and health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We anticipate that after our initial business combination we will be in material compliance with such laws and regulations and that the cost of maintaining compliance will not have a material adverse effect on our business, results of operations or financial condition. However, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot assure you that future material capital expenditures will not be required in order to comply with applicable environmental laws and regulations, which may be too burdensome.
We may incur significant costs in order to comply with environmental remediation obligations.
     In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. There can be no assurance that all potential instances of soil or groundwater contamination will have been identified, even for those properties where an environmental site assessment has been conducted. We do not anticipate that any of our remediation obligations will have a material adverse effect upon our business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement or previously unknown contamination, may give rise to additional unanticipated remediation liabilities that may be material.
Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact any existing customer relationships and our results of operations.
     We may sell consumer products to retailers, including club, department store, drug, grocery, mass merchant, sporting goods and specialty retailers, as well as directly to consumers. A significant deterioration in the financial condition of any of our major customers could have a material adverse effect on our sales and profitability. We will regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition.
     In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This will require us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories.
     With the growing trend towards retail trade consolidation, we may be increasingly dependent upon key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retailer customers, such as inventory destocking, limitations on access to shelf space, use of private label brands, price demands and other conditions, which could negatively impact our results of operations.
Our business could involve the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition.
     In connection with any manufacturing and distribution of consumer products, we may be subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we may sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.
     We could also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Although we expect to maintain product liability insurance in amounts that we believe will be reasonable, we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not expect to maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.
     In addition, we face potential exposure to unusual or significant litigation arising out of alleged defects in any of our products or otherwise. We plan to spend substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards will not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. We do not expect to maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.
     Our product liability insurance program is expected to be an occurrence-based program based on our target’s claims experience and the availability and cost of insurance. We currently do not expect to either self-insure or administer a high retention insurance program for product liability risks. We cannot assure you that our future product liability expenses will not exceed our individual per occurrence self-insured retention.
We may not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.
     Our business combination must be with a target acquisition which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, we expect to have the ability to effect only a single business combination, although this process may entail the simultaneous acquisitions of several consumer products and services businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity or asset, our lack of diversification may:
•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.
     In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we may need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisition or acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the businesses or assets into a single operating business.
We may have limited ability to evaluate the target business’ management.
     Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.
     Following a business combination, we may seek to recruit additional managers to supplement or replace the incumbent management of the target business. We cannot assure you that we will have the ability to recruit such managers, or that any such managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management, if any.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     We maintain our principal executive offices at 1370 Avenue of the Americas, 28th Floor, New York, NY 10019.
Item 3. Legal Proceedings
     None.
     Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our equity securities trade on the American Stock Exchange. Each of our units consists of one share of common stock and one warrant and trades on the American Stock Exchange under the symbol “GHC.U.” On December 28, 2007, the warrants and common stock underlying our units began to trade separately on the American Stock Exchange under the symbols “GHC.W” and “GHC,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or November 27, 2008. The warrants expire on November 27, 2012, unless earlier redeemed.
     The following table sets forth, for the fourth quarter of the year ended December 31, 2007, the high and low sales price of our units, common stock and warrants as reported on the American Stock Exchange. Prior to November 27, 2007, there was no established public trading market for our securities.

	Units		Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low
Fourth Quarter of year ended December 31, 2007 (from November 27, 2007)	$10.10	$9.75	$9.05	$9.05	$0.90	$0.90
First Quarter of year ending December 31, 2008 (to March 31, 2008)	$10.00	$9.75	$9.20	$9.00	$0.92	$0.78
Holders of Common Equity
     On March 31, 2008, there was approximately 1 holder of record of our units, approximately 11 holders of record of our warrants and approximately 27 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
Dividends
     We have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
     On July 16, 2007, Hayground Cove purchased 160,000 of our units for an aggregate purchase price of $160 in a private placement.
     On July 16, 2007, Hayground Cove Institutional Partners LP purchased 373,000 of our units for an aggregate purchase price of $373 in a private placement.
     On July 16, 2007, Hayground Cove Overseas Partners Ltd. purchased 2,312,013 of our units for an aggregate purchase price of $2,312.01 in a private placement.
     On July 16, 2007, Hayground Cove Turbo Fund LP purchased 805,322 of our units for an aggregate purchase price of $805.32 in a private placement.
     On July 16, 2007, Hayground Cove Turbo Fund Ltd. purchased 2,019,416 of our units for an aggregate purchase price of $2,019.42 in a private placement.
     On July 16, 2007, Hayground Cove Equity Market Neutral Fund LP purchased 73,077 of our units for an aggregate purchase price of $73.08 in a private placement.
     On July 16, 2007, Hayground Cove Equity Market Neutral Fund Ltd. purchased 47,297 of our units for an aggregate purchase price of $47.30 in a private placement.
     On July 16, 2007, TE Hayground Cove Portfolio Ltd. purchased 859,408 of our units for an aggregate purchase price of $859.41 in a private placement.
     On July 16, 2007, Man Mac Lucendro 5B Limited purchased 1,708,967 of our units for an aggregate purchase price of $1,708.97 in a private placement.
     On July 16, 2007, Banyan Tree Capital Limited purchased 30,000 of our units for an aggregate purchase price of $30 in a private placement.
     On July 16, 2007, Andrew Nelson purchased 25,000 of our units for an aggregate purchase price of $25 in a private placement.
     On July 16, 2007, Carl H. Hahn purchased 25,000 of our units for an aggregate purchase price of $25 in a private placement.
     On July 16, 2007, Marc Soloway purchased 50,000 of our units for an aggregate purchase price of $50 in a private placement.
     On July 16, 2007, Steven Westly purchased 25,000 of our units for an aggregate purchase price of $25 in a private placement.
     On July 16, 2007, Jennifer Albrecht purchased 10,000 of our units for an aggregate purchase price of $10 in a private placement.
     On July 16, 2007, Mira Cho purchased 2,500 of our units for an aggregate purchase price of $2.50 in a private placement.
     On July 16, 2007, Tim Collins purchased 10,000 of our units for an aggregate purchase price of $10 in a private placement.
     On July 16, 2007, Laura Conover purchased 10,000 of our units for an aggregate purchase price of $10 in a private placement.

     On July 16, 2007, Jonathan Hamel purchased 5,000 of our units for an aggregate purchase price of $5 in a private placement.
     On July 16, 2007, Ingrid Kvam purchased 4,000 of our units for an aggregate purchase price of $4 in a private placement.
     On July 16, 2007, Evan Wax purchased 20,000 of our units for an aggregate purchase price of $20 in a private placement.
     On August 1, 2007, Philip A. Marineau purchased 25,000 of our units for an aggregate purchase price of $25 in a private placement.
     On September 28, 2007, Robert Foresman purchased 25,000 of our units for an aggregate purchase price of $25 in a private placement.
     On August 1, 2007, Scott LaPorta agreed to purchase 1,000,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Hayground Cove purchased such warrants from us immediately prior to the consummation of our initial public offering on November 27, 2007.
     On October 19, 2007, Hayground Cove agreed to purchase 7,500,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Hayground Cove purchased such warrants from us immediately prior to the consummation of our initial public offering on November 27, 2007.
     The sales of the above securities were deemed to be exempt from the registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, such entity represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.
Securities Authorized for Issuance Under Equity Compensation Plans
     We have no compensation plans under which equity securities are authorized for issuance.
Use of Proceeds from our Initial Public Offering
     On November 27, 2007, we consummated our initial public offering of 31,948,850 units, including 1,948,850 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock, par value $0.0001 per share, and one warrant to purchase one share of common stock, at an exercise price of $7.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $319,488,500. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-144799). The SEC declared the registration statement effective on November 20, 2007.
     A total of $314,158,960 of the net proceeds from our initial public offering, including $9,584,655 of deferred underwriting discount, were placed in a trust account established for the benefit of our public stockholders in the event we are unable to complete a business combination. The funds will not be released until the earlier of our completion of a business combination or the our liquidation, although the we may withdraw up to an aggregate of approximately $4,100,000 of the interest income accumulated on the funds. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $968,931 in interest through December 31, 2007.
     Following the consummation of our initial public offering on November 27, 2007 through December 31, 2007, we did not incur any significant expenses.
Item 6. Selected Financial Data
     The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report. We have not had any significant operations to date, so only balance sheet data is presented.

As of
Balance Sheet Data:	December 31, 2007
Working capital (deficiency)	$315,466,234
Total assets	315,466,234
Total liabilities	10,410,149
Value of common stock which may be redeemed for cash ($9.83 per share)	94,538,357
Stockholders’ equity	210,517,728
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our combined and consolidated financial statements and related notes thereto included in or incorporated into Part II, Item 8 of this Annual Report on Form 10-K and the Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K. The information in this section contains forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results. Some factors that may cause our results to differ are described in “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made.
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
Off-Balance Sheet Arrangements
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
Contractual Obligations, Commitments and Contingencies
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
Liquidity and Capital Resources
     As of December 31, 2007, we had unrestricted cash of $81,163 and cash held in trust of 315,127,891, including $968,931 in interest earned since November 27, 2007 and $9,584,655 of deferred underwriting discount. Until the consummation of our initial public offering, our primary source of liquidity was a $139,025 loan made to us in August 2007 by our sponsor, Hayground Cove Asset Management LLC. This loan was repaid out of the proceeds of the offering. All liabilities were related to costs associated with the offering.
     On November 27, 2007, we consummated our initial public offering of 31,948,850 units (including 1,948,850 units issued pursuant to the partial exercise of the underwriters’ over-allotment option) at a price of $10 per unit. Each unit consists of one share of common stock, par value $0.0001 per share, and one warrant to purchase one share of common stock, at an exercise price of $7.50 per share. We received net proceeds of approximately $305,658,960 million from our initial public offering.
     Simultaneously with the consummation of our initial public offering, we consummated a private placement of 8,500,000 warrants (the “Insider Warrants”) to Hayground Cove Asset Management LLC and Scott LaPorta, at a purchase price of $1.00 per Insider Warrant. We received net proceeds of $8,500,000 from the sale of the Insider Warrants.
     A total of $314,158,960 of the net proceeds from the sale of the Insider Warrants and our initial public offering, including $9,584,655 of deferred underwriting discount, were deposited into the trust account established for the benefit of our public stockholders. The funds will not be released until the earlier of our completion of an initial business combination or our liquidation, although we may withdraw up to an aggregate of approximately $4,100,000 of the interest income accumulated on the funds.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $314,158,960 of the net offering proceeds (which includes $9,584,655 of deferred underwriting discount) has been placed into a trust account at JP Morgan Chase, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. We are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-drive rates or prices. The net proceeds of our initial public offering held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in registered money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
     We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities with respect to the market activities to which we are exposed.
Item 8. Financial Statements and Supplementary Data

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
FINANCIAL STATEMENTS
PERIOD FROM JUNE 28, 2007 (INCEPTION)
TO DECEMBER 31, 2007
CONTENTS
FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
     Global Consumer Acquisition Corp.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying balance sheet of Global Consumer Acquisition Corp. (a development stage company) as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 28, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Consumer Acquisition Corp. (a development stage company) as of December 31, 2007 and the results of its operations and its cash flows for the period from June 28, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Hays & Company LLP

New York, New York
March 31, 2008

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEET

December 31, 2007
Assets
Cash	$81,163
Investments held in trust	315,127,891
Prepaid expenses	257,180

$315,466,234

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$326,719
Accrued offering costs	498,775
Deferred underwriter’s commission	9,584,655

10,410,149

Common stock, subject to possible conversion, 9,584,654 shares stated at conversion value	94,538,357

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,936,063 issued and outstanding	3,036
Additional paid-in capital	209,903,332
Retained earnings accumulated during the development stage	611,360

210,517,728

$315,466,234

The accompanying notes are an integral
     part of these financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS

Period from
June 28, 2007
(inception) to
December 31, 2007
Revenue	$—

Operating expenses
Formation and professional fees	73,606
Stock based compensation	284,014

Loss from operations	(357,620)

Interest income	968,980

Net income	$611,360

Earnings per share

Net income	$611,360

Less accretion of investments held in trust relating to common shares subject to possible conversion	(321,208)

Net income attributable to common stockholders	$290,152

Weighted average number of common shares subject to possible conversion outstanding	9,584,654

Earnings per share common shares subject to possible conversion	$0.03

Weighted average number of common shares outstanding — basic	14,451,397

Weighted average number of common shares outstanding — diluted	55,394,736

Basic earnings per common share	$0.02

Diluted earnings per common share	$0.01

The accompanying notes are an integral
     part of these financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
PERIOD FROM JUNE 28, 2007 (INCEPTION)
TO DECEMBER 31, 2007

				Deficit
				accumulated
				during the
	Common Stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total
Common shares issued at $0.001 per share	8,625,000	$863	$7,762	$—	$8,625

Sale of 31,948,850 units, net of underwriter’s commissions and offering expenses (includes 9,584,654 shares subject to possible conversion)	31,948,850	3,195	295,649,528	—	295,652,723

Proceeds subject to possible conversion of 9,584,654 shares	—	(958)	(94,216,190)	—	(94,217,148)

Proceeds from issuance of private placement warrants	—	—	8,500,000	—	8,500,000

Redemption of common shares at $0.001 per share	(637,787)	(64)	(574)	—	(638)

Stock based compensation			284,014		284,014

Accretion of investments held in trust relating to common shares subject to possible conversion			(321,208)		(321,208)

Net loss — period from June 28, 2007 (inception) to December 31, 2007	—	—	—	611,360	611,360

Balance at December 31, 2007	39,936,063	$3,036	$209,903,332	$611,360	$210,517,728

The accompanying notes are an integral
     part of these financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

Period from
June 28, 2007
(inception) to
December 31, 2007
Cash flow from operating activities
Net income	$611,360

Adjustments to reconcile net income to net cash provided by operations
Stock based compensation	284,014

Changes in operating assets and liabilities
Prepaid expenses	(257,180)
Accounts payable	326,719

Net cash provided by operating activities	964,913

Cash used in investing activities
Cash placed in trust account	(315,127,891)

Cash flow from financing activities
Proceeds from sales of shares of common stock to initial stockholders, net	7,987
Proceeds from sale of warrants in private placement	8,500,000
Proceeds from initial public offering	319,488,500
Payment of underwriter’s discount and offering costs	(13,752,346)

Net cash provided by financing activities	314,244,141

Net increase in cash	81,163

Cash, beginning of period	—

Cash, end of period	$81,163

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$498,775

Accretion of investments held in trust relating to common shares subject to possible conversion	$321,208

Deferred underwriter commissions included in proceeds from initial public offering	$9,584,655

The accompanying notes are an integral
     part of these financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
PERIOD FROM JUNE 28, 2007 (INCEPTION)
TO DECEMBER 31, 2007
1.	ORGANIZATION AND BUSINESS OPERATIONS
Global Consumer Acquisition Corp. (a development stage company) (the “Company”) is a newly organized blank check company organized for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination with one or more domestic or international operating businesses in the global consumer products industry.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 20, 2007. The Company consummated the Offering on November 21, 2007 and received net proceeds of $305,658,960 and $8,500,000 from the private placement sale of insider warrants (Note 3). Substantially, all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination (“Business Combination”) in the global consumer products and services industry. The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a Business Combination. Management agreed that 98.3% or $314,158,960 ($315,127,891 at December 31, 2007 including accrued interest) of the gross proceeds from the Offering would be held in a trust account (“Trust Account”) until the earlier of (i) the completion of a Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining net proceeds (not held in the Trust Account) and up to $4,100,000 of interest income generated from the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial Business Combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination and public stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights described below.
Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company does not consummate a Business Combination by November 27, 2009 the Company will cease to exist except for the purposes of winding up its affairs and liquidating.
All of the Company’s stockholders prior to the initial public offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, the Company will redeem the common stock of its Public Stockholders who voted against the business combination and elected to have their shares of common stock converted into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, less any remaining tax liabilities relating to interest income, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Public Stockholders who convert their stock into their share of the Trust Account retain their warrants. The Company will not complete any proposed business combination for which its Public Stockholders owning 30% or more of the shares sold in the Offering both vote against a Business Combination and exercise their conversion rights. At December 31, 2007, 9,584,654 shares of the common stock issued in connection with the Offering were subject to redemption.
2.	SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
At December 31, 2007, financial instruments that potentially expose the Company to credit risk consist of cash and investments held in trust. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments held in trust
The Company’s investments held in trust are invested in federally tax exempt securities. The Company recognized interest income of $968,931 on these investments for the period ended December 31, 2007.
Stock based compensation
The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment”, as interpreted by Staff Accounting Bulletin No. 107 (“SAB 107”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest based on time-based or performance-based conditions.
Income Taxes
In accordance with SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these assets and liabilities are expected to be recovered or settled. The Company provides a valuation allowance when it appears more likely than not that some or all of the net deferred tax assets will not be realized.

Earnings per Share
In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income available to common stockholders by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) are computed by dividing the net income available to common stockholders by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires presentation of both Basic EPS and Diluted EPS on the face of the Company’s statement of operations.
The 7,987,213 shares of common stock issued to the Company’s initial stockholders were issued for $0.001 per share, which is considerably less than the Offering per share price. Under the provisions of FASB No. 128 and SAB Topic 4:D such shares have been assumed to be retroactively outstanding for the period since inception.
The following table sets forth the computation of basic and diluted per share information:

Period from
June 28, 2007
(inception) to
December 31, 2007
Numerator:
Net income available to common stockholders	$290,152

Denominator:
Weighted-average common shares outstanding	14,451,397
Dilutive effect of warrants	40,448,850
Dilutive effect of options	494,489

Weighted-average common shares outstanding, assuming dilution	55,394,736

Net income per share
Basic	$0.02

Diluted	$0.01

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
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s balance sheet or statements of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 157 will not have a significant effect on its financial statements.
In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.
SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), was issued in December 2007. SFAS 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt SFAS 141(R) on January 1, 2009. SFAS 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.
The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
3. INITIAL PUBLIC OFFERING
On November 21, 2007, the Company sold 31,948,850 Units, including 1,948,850 Units from the exercise of the underwriters’ over-allotment option, at an Offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 per share commencing the later of the completion of a Business Combination or November 27, 2008 and expiring November 27, 2012. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, but only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which the notice of redemption is given.

The Company agreed to pay the underwriters in the Offering an underwriting commission of 7% of the gross proceeds of the Offering. However, the underwriters agreed that approximately 3% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payments upon the Company’s liquidation if it is unable to complete a Business Combination. As of December 31, 2007 the deferred underwriting commissions were $9,584,655.

On November 27, 2007, certain of the initial stockholders purchased an aggregate of 8,500,000 warrants (the “Founder Warrants”) from the Company in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities of Act of 1933, as amended. The warrants were sold for a total purchase price of $8,500,000, or $1.00 per warrant. The private placement took place simultaneously with the consummation of the Offering. Each warrant is exercisable to one share of common stock. The exercise price on the warrants is $7.50. The Founder Warrants are also subject to a lock-up agreement with the Company’s underwriters and will not be transferable before the consummation of a Business Combination. The holders of the Founder Warrants are also entitled, at any time and from time to time, to exercise the Founder Warrants on a cashless basis at the discretion of the holder. The proceeds from the sale of the Founder Warrants have been deposited into the trust account, subject to a trust agreement and will be part of the funds distributed to the Company’s Public Stockholders in the event the Company is unable to complete a Business Combination.

Based upon observable market prices, the Company determined that the grant date fair value of the Founder Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation was based on all comparable initial public offerings by blank check companies in 2007. The Company will record compensation expense of $850,000 in connection with the Founder Warrants, which is the amount equal to the grant date fair value of the warrants minus the purchase price. The compensation expense will be recognized over the estimated service period of 24 months. The Company estimated the service period as the estimated time to complete a Business Combination. The Company recognized $46,042 in stock based compensation expense related to the Founder Warrants for the period from June 28, 2007 (inception) to December 31, 2007.

The holders of a majority of all of the Founder Shares (Note 7) and shares of common stock issuable upon exercise of the Founder Warrants will be entitled to make up to two demands that the Company register these securities pursuant to an agreement signed in connection with the insider private placement. Such holders may elect to exercise these registration rights at any time after the date of the Offering. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements the Company might file subsequent to the date of the Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
4. DEFERRED OFFERING COSTS
At December 31, 2007, the Company accrued offering costs amounting to $498,775 of which $127,613 was payable to Hayground Cove Asset Management, LLC, the Company’s sponsor. The Costs consisted of road show, accounting and printing fees incurred through the balance sheet date that are related to the Offering and charged to equity at the time of the closing of the Offering.
5. RELATED PARTY TRANSACTIONS
Certain of the Company’s officers, directors and its Initial Stockholders are also officers, directors, employees and affiliated entities of Hayground Cove Asset Management LLC, the Company’s sponsor.

Services Agreement

The Company agreed to pay Hayground Cove Asset Management LLC, the Company’s sponsor, $10,000 per month, plus out-of-pocket expenses not to exceed $10,000 per month, for office space and services related to the administration of the Company’s day-to-day activities. This agreement was effective upon the consummation of the Offering and will terminate at the closing of a Business Combination. The Company incurred $13,000 in connection with this agreement for the period from June 28, 2007 (inception) to December 31, 2007 which is included in accrued expenses at December 31, 2007.

Note Payable

The Company issued a total of $139,025 of unsecured promissory note to Hayground Cove Asset Management, LLC, the Company’s sponsor. The note was repaid on November 27, 2007 from the proceeds of the Offering.
6. INCOME TAXES
At December 31, 2007, the Company had no federal income tax expense or benefit but did have a federal tax net operating loss carry-forward of approximately $43,300. The federal net operating loss carry-forwards will begin to expire in 2027, unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred.

Significant components of the Company’s net deferred tax assets at December 31, 2007 are shown below. A valuation allowance of $216,300 has been established to offset the net deferred tax assets at December 31, 2007, as realization of such assets is uncertain.

Noncurrent net operating loss carryforwards	$14,700
Start-up costs	105,000
Other noncurrent	96,600

Total deferred tax assets	216,300

Deferred tax asset valuation allowance	(216,300)

Net deferred taxes	$—

As of December 31, 2007 no provision for state and local income has been made since the Company was formed as a vehicle to effect a Business Combination and as a result does not conduct operations and is not engaged in a trade or business in any state.
7. STOCKHOLDERS’ EQUITY
Preferred Stock

The Company is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

The Company issued 8,625,000 shares of common stock to the Initial Stockholders for cash proceeds of $8,625 (the “Founder Shares”). In the event the 4,500,000 over-allotment Units (Note 2) were not issued, the Initial Stockholders would be required to redeem the Founder Shares in an amount sufficient to cause the amount of issued and outstanding Founder Shares to equal 20% of the Company’s aggregate amount of issued and outstanding coming stock after giving effect to the issuance of common stock in connection with the Offering. The underwriters exercised 1,948,850 Units of the 4,500,000 over-allotment Units. The underwriters had 30 days from November 27, 2007 to exercise their over-allotment option. Therefore, as of December 27, 2007, 637,787 shares of the Initial Stockholders’ Founder shares were redeemed.

At December 31, 2007, there were 40,943,339 shares of common stock reserved for issuance upon exercise of the Company’s outstanding options and warrants.
8. COMMITMENTS AND CONTINGENCIES
There is no material litigation currently pending against the Company or any members of its management team in their capacity as such.

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

Pursuant to the agreement, the CEO has waived all rights, interests and claims to the amounts in deposit in the trust account. The agreement also contains non-competition and confidentiality provisions which limit the CEO from competing against the Company and using information he obtains from the Company after the termination of his employment. The CEO received indemnification from the Company for liabilities arising from the services he provides under the agreement, other than those liabilities due to fraud, wilful misconduct or gross negligence on his part. The Company will purchase and maintain an insurance policy on behalf of the CEO against such liabilities.

In connection with entering into the agreement, the CEO obtained an option to purchase 475,000 shares of founders shares at a purchase price of $0.001 per share from the Company’s sponsor and its affiliates, which option will vest on the date (the “Trigger Date”) that is one year after the closing of a qualifying Business Combination, but the vesting will occur only if the appreciation of the per share price of the Company’s common stock is either (i) greater than 1x the Russell 2000 hurdle rate on the Trigger Date or (ii) exceeds the Russell 2000 hurdle rate for 20 consecutive trading days after the Trigger Date. The Russell hurdle rate means the Russell 2000 Index performance over the period between the completion of the Offering and the Trigger Date. The amount of the option will be increased by the amount of shares equal to 10,000 shares for each $10,000,000 of gross proceeds from the exercise of the underwriters over-allotment option. As a result the option was increased to 494,489 shares due to the exercise of 1,948,850 Units of the underwriters over-allotment option.

The Company has determined that the fair value of the options on the date of grant, November 27, 2007 was $4,573,597. The fair value of the option is based on a Black-Scholes model using an expected life of three years, stock price of $9.25 per share, volatility of 33.7% and a risk-free interest rate of 4.98%. However, because shares of the Company’s common stock do not have a trading history, the volatility assumption is based on information currently available to the Company. The Company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of shares of the Company’s common stock. In addition, the Company believes a stock price of $9.25 per share is a fair assumption based on the Company’s observation of market prices for comparable shares of common stock. This assumption is based on all comparable initial public offerings by blank check companies in 2007. The stock based compensation expense will be recognized over the service period of 24 months. The Company has estimated the service period as the estimated time to complete a business combination. The Company recognized $237,972 in stock based compensation expense related to these warrants for the period from June 28, 2007 (inception) to December 31, 2007.

Indemnifications

The Company has entered into agreements with its directors to provide contractual indemnification in addition to the indemnification provided in its amended and restated certificate of incorporation. The Company believes that these provisions and agreements are necessary to attract qualified directors. The Company’s bylaws also permit it to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. The Company has purchased a policy of directors’ and officers’ liability insurance that insures the Company’s directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Scott LaPorta, our Chief Executive Officer, participated in this evaluation. Based upon that evaluation, Mr. LaPorta concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.
(b) Changes in Internal Controls over Financial Reporting
     As a result of the evaluation completed by Mr. LaPorta, we have concluded that there were no changes during the fiscal year ended December 31, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Our current executive officers and directors are as follows:

Name	Age	Position
Jason N. Ader	40	Chairman of the Board
Scott LaPorta	45	Chief Executive Officer, President and Director
Andrew Nelson	29	Chief Financial Officer and Assistant Secretary
Robert M. Foresman	39	Director
Carl H. Hahn	81	Director
Philip A. Marineau	60	Director
Marc Soloway	33	Director
Steven Westly	50	Director
     Jason N. Ader is our Chairman of the Board. Mr. Ader founded and has served as the President and Chief Executive Officer of Hayground Cove Asset Management LLC, or Hayground Cove, a New York-based investment management firm with approximately $1.6 billion of assets across funds and accounts under management as of December 31, 2007. Mr. Ader is the sole member of Hayground Cove Asset Management LLC, the managing member of Hayground Cove Fund Management LLC, which is the general partner of Hayground Cove Associates LP, the investment manager for Hayground Cove Institutional Partners LP, Hayground Cove Overseas Partners Ltd., Hayground Cove Turbo Fund LP, Hayground Cove Turbo Fund Ltd., Hayground Cove Equity Market Neutral Fund LP, Hayground Cove Equity Market Neutral Fund Ltd., Atlas Master Fund Ltd., First New York Securities LLC and TE Hayground Cove Portfolio Ltd.. Mr. Ader also serves as Chairman of Hayground Cove’s Investment Committee and Co-Chairman of Hayground Cove’s Risk Committee. Since 2006, Mr. Ader has also served as Chairman of the board of India Hospitality Corp., a blank check company formed to acquire Indian businesses or assets in the hospitality, leisure, tourism, travel and related industries, which consummated the acquisition of SkyGourmet and Mars Restaurants in July 2007. Mr. Ader has a strong asset management record and, prior to founding Hayground Cove, was a Senior Managing Director at Bear Stearns & Co. Inc., from 1995 to 2003, where he performed equity and high yield research for more than 50 companies in the gaming, lodging and leisure industries. From 1993 to 1995, Mr. Ader served as a Senior Analyst at Smith Barney covering the gaming industry. From 1990 to 1993, Mr. Ader served as a buy-side analyst at Baron Capital, where he covered the casino industry. Mr. Ader was rated as one of the top ranked analysts by Institutional Investor Magazine for nine consecutive years from 1994 to 2002. Mr. Ader has a B.S. degree in Economics from New York University and an M.B.A. in Finance from New York University, Stern School of Business.
     Scott LaPorta is our Chief Executive Officer and President and a member of our board of directors. Mr. LaPorta is also a managing director of Hayground Cove, our sponsor. Mr. LaPorta has a strong acquisition, turnaround, brand repositioning and investment background. Prior to joining us and Hayground Cove, he was an Executive Vice President of Tennenbaum Capital Partners, LLC from April 2007 to July 2007 and, prior to that, President of Levi Strauss & Co.’s brands (Dockers, Levi’s, and Signature) in Mexico and Canada as well as Levi Strauss Signature in the United States from October 2003 to March 2007. His prior responsibilities at Levi Strauss included Senior Vice President of Sales, Strategy and Finance for Levi Strauss North America where he was the lead turn around strategist from February 2002 to October 2003. Mr. LaPorta has prior experience as the Chief Financial Officer for Park Place Entertainment overseeing acquisitions, development, investor relations, corporate finance and financial planning from 1998 to 2001 and, prior to that, as the Treasurer of Hilton Hotels Corporation from 1996 to 1998. Before joining Hilton, Mr. LaPorta held a series of financial positions at the Marriott companies progressing to Treasurer of Host Marriott Corporation from 1993 to 1996. Mr. LaPorta earned a Bachelor’s degree in Accounting from the University of Virginia and a Master’s degree in Business Administration from Vanderbilt University. Prior to attending business school he was a senior accountant at Price Waterhouse.
     Andrew Nelson is our Chief Financial Officer and Assistant Secretary. Mr. Nelson has also served as Managing Director of Finance & Accounting at Hayground Cove since September 2005. In such capacity, Mr. Nelson is responsible for the finance and accounting functions of the firm, provides financial reporting and assists with risk management. Mr. Nelson is also a member of Hayground Cove’s Risk Committee. From 2006 to 2007, Mr. Nelson also served as controller of India Hospitality Corp. Prior to joining Hayground Cove, Mr. Nelson worked at Context Capital Management, a hedge fund located in San Diego, California specializing in the convertible arbitrage strategy, as a Senior Operations Consultant from September 2004 to August 2005. Prior to that, he was a Fund Associate at Hedgeworks LLC from September 2002 to August 2004. Mr. Nelson graduated from the University of Vermont with a B.S. in Business. Mr. Nelson is a CFA charterholder and is enrolled in the Executive M.B.A. Program at New York University.
     Robert M. Foresman is a member of our board of directors. Since 2006, Mr. Foresman has been the Deputy Chairman, Head of Origination and Coverage of Renaissance Capital, the leading independent investment banking firm operating in Russia, the Commonwealth of Independent States (CIS) and Sub Saharan Africa. From 2001 to 2006, Mr. Foresman was Chairman of the Management Board, Russia/CIS of Dresdner Kleinwort Wasserstein, a London-based investment bank. Prior to that, he worked in the Moscow office of ING Barings, another London-based investment bank, as the Head of Investment Banking, Russia/CIS. In addition, from 1993 to 1997, Mr. Foresman was the Head of Ukraine Privatization Advisory Projects in Kiev and then an Investment Officer in Washington, DC for the International Finance Corporation, a member of the World Bank Group. Mr. Foresman received an M.A. in Regional Studies from Harvard University Graduate School of Arts & Sciences in 1993 and a Bachelor of Arts in International Relations and Russian Studies from Bucknell University in 1990. Furthermore, he received a Certificate from Moscow Energy Institute in 1989.
     Carl H. Hahn, Ph.D. is a member of our board of directors. Since June 1996, Dr. Hahn has been a private investor. From 1982 to 1992, Dr. Hahn was Chairman of the Board of Management of Volkswagen AG, a leading global automobile manufacturer. Prior to that, Dr. Hahn was Chairman of the Board of Management of Continental Gummi-Werke AG, Hanover, a leading international rubber and tire manufacturer, from 1972 to 1981. From 1954 to 1971, Dr. Hahn held various leadership positions at Volkswagen, including Export Promotion Manager of Volkswagenwerk GmbH and Chief Executive Officer of Volkswagen of America, Inc. He was also a member of the Board of Management of Volkswagenwerk AG, responsible for worldwide sales. Dr. Hahn began his professional career in 1953 as Administrator at the European Productivity Agency of the Organisation for European Economic Cooperation (OEEC) in Paris. He is Honorary Chairman of Audi, Skoda and Seat, and a member of the Supervisory Boards of HAWESKO in Germany. In addition, he is a Director of Perot Systems Corporation in the United States (since April 1993) and serves as a member of the International Advisory Board of Textron/USA. Furthermore he is Professor of “Industrial Corporate Strategy” at the University of Saxony at Zwickau as well as a member of the Lauder Institute of Management at the Wharton School of Business of University of Pennsylvania and of the International Council of the Salk Institute, California. Eight universities in Germany and other countries have honored him with honorary academic degrees. Austria, Belgium, Brazil, Italy, Republic of Kyrgyzstan, Spain, South Africa, the Federal Republic of Germany as well as the State of Lower Saxony and Saxony have granted him medals of honour. Dr. Hahn studied Business Administration at the Universities of Cologne and Zurich, and subsequently Economics at Bristol University. He then attended the Institut des Études Politiques, Paris (Certificat d’Etudes Politiques). He obtained his degree of Doctor of Economics at the University of Berne, Switzerland.
     Philip A. Marineau is a member of our board of directors. From September 1999 to November 2006, Mr. Marineau was the President and Chief Executive Officer of Levi Strauss & Co. (LS&Co.). Mr. Marineau has many years of experience in consumer products marketing and management. Prior to joining LS&Co., Mr. Marineau was the President and Chief Executive Officer of Pepsi-Cola North America from 1997 to 1999. From 1996 to 1997, Mr. Marineau was President and Chief Operating Officer of Dean Foods Company. Prior to Dean Foods,

Mr. Marineau was a 23-year veteran of the Quaker Oats Company and its President and Chief Operating Officer from 1993 to 1996. Currently, Mr. Marineau is Chairman of the Board of Shutterfly, Inc. and is a board member of the Meredith Corporation, where he is the Chairman of its audit committee, Kaiser Permanente, where he is the Chairman of its compensation committee, the Golden Gate National Parks Conservancy, the Holy Family Day Home and the American Institute of Public Service. He also is on the advisory boards of Northwestern University’s Kellogg School of Management and the Vietnam Veterans Memorial Fund. Mr. Marineau received his Master of Business Administration from Northwestern University in 1970. He received a Bachelor of Arts in history at Georgetown University in 1968.
     Marc Soloway is a member of our board of directors. Mr. Soloway is President of Hayground Cove Asset Management where he is responsible for assisting the Chief Executive Officer in the portfolio management process as well as general firm decisions. Mr. Soloway also serves as Co-Chairman of Hayground Cove’s Risk Committee and is a member of Hayground Cove’s Investment Committee. He is also responsible for analyzing investment opportunities in the retail, apparel, technology, restaurant and Internet sectors. Prior to joining Hayground Cove in 2003, Mr. Soloway was an Equity Research Associate at Smith Barney focusing on Discount and Department Stores from 2002 to 2003. Prior to joining Smith Barney, he was a Food and Drug Store Equity Research Associate at Bear Stearns & Co. Inc. from 2001 to 2002, as well as a Senior Analyst in the Corporate Finance Division of May Department Stores Co. from 1997 to 1999. He also has experience working as an Assistant Buyer for the Famous Barr Division of MDSC during 1997. Mr. Soloway holds a B.S. in Management from Purdue University and an M.B.A. from Washington University. Mr. Soloway is a CFA charterholder.
     Steven Westly is a member of our board of directors. Mr. Westly founded and has served as the Chief Executive Officer of The Westly Group, a venture capital firm, since 2007 and, prior to that, he served as the Controller and Chief Fiscal Officer of the State of California from 2003 to 2007. As the Controller, he chaired the State Lands Commission and also served on various boards and commissions, including CalPERS and CalSTRS, the nation’s two largest public pension funds. Before running for office, Mr. Westly served as the senior vice president of marketing, business development, M&A, and international of eBay, an online auction company, from 1997 to 2000. Mr. Westly has also served as a senior executive for a number of Silicon Valley companies over a twenty-year period, including WhoWhere (from 1995 to 1996), the nation’s leading personal search directory, and Codd & Date (from 1990 to 1994), a relational database consulting firm with offices in five countries. Mr. Westly began his career in Washington, D.C., where he worked first on Capitol Hill and later in the Office of Conservation and Solar at the U.S. Department of Energy. Mr. Westly then returned to California to become special assistant to the president of the California Public Utilities Commission and served in such capacity from 1980 to 1981. Mr. Westly also worked for four years as a program manager for Sprint from 1983 to 1987. Mr. Westly has a B.A. from Stanford University and an M.B.A. from Stanford’s Graduate School of Business, where he served on the faculty for five years.
Employment Agreement with Scott LaPorta
     Effective as of August 1, 2007, we entered into an employment agreement with Mr. LaPorta. The agreement is effective until the earlier of (i) two years after the completion of our initial public offering and (ii) the closing of a qualifying business combination. The agreement may be renewed for an additional one-year term.
     Pursuant to the agreement, Mr. LaPorta has waived all rights, interests and claims to the amounts in deposit in the trust account. The agreement also contains non-competition and confidentiality provisions that limit Mr. LaPorta from competing against us and using information he obtains from us after the termination of his employment with us. Mr. LaPorta receives indemnification from us for liabilities arising from the services he provides to us under the agreement, other than those liabilities due to fraud, willful misconduct or gross negligence on his part. We purchased and maintain an insurance policy on behalf of Mr. LaPorta against such liabilities.
In connection with entering into the agreement, Mr. LaPorta obtained an option to purchase 475,000 shares of founder shares at a purchase price of $0.001 per share from our sponsor and its affiliates, which option will vest on the date (the “Trigger Date”) that is one year after the closing of a qualifying business combination, but the vesting will occur only if the appreciation of the per share price of our common stock is either (i) greater than 1x the Russell

2000 hurdle rate on the Trigger Date or (ii) exceeds the Russell 2000 hurdle rate for 20 consecutive trading days after the Trigger Date. The Russell 2000 hurdle rate means the Russell 2000 index performance over the period between the completion of our initial public offering and the Trigger Date. The amount of the option will be increased by the amount of shares equal to 10,000 shares for each $10,000,000 of gross proceeds from the exercise of the underwriters over-allotment option. As a result the option was increased to 494,489 shares due to the exercise of 1,948,850 Units of the underwriters over-allotment option.
Director Independence
     Our board of directors has determined that Messrs. Foresman, Hahn, Marineau and Westly are “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities and Exchange Act of 1934, as amended.
Investment Committee
     Our board of directors formed an investment committee to advise and consult with our management team with respect to our investment policies, financing and leveraging strategies and investment guidelines. The members of the investment committee are Jason N. Ader, the Chairman of our board of directors, who serves as the initial chairman of the committee, Scott LaPorta, our Chief Executive Officer, President and a member of our board of directors, and Marc Soloway, a member of our board of directors. At this time, we have no plans to select additional committee members nor do we have any understanding that members of the investment committee must be associated with our sponsor. Mr. LaPorta will be responsible for analyzing investment opportunities and will benefit from Mr. Ader’s and Mr. Soloway’s investment experience at Hayground Cove. The Committee will meet from time to time to discuss and assess potential business combinations.
Audit Committee
     Our board of directors established an audit committee of the board of directors, which consists of Messrs. Hahn, Westly and Marineau. Mr. Westly serves as the chairman of our audit committee. The independent directors appointed to our audit committee is an independent member of our board of directors, as defined by the rules of the SEC. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:
•	serving as an independent and objective party to monitor our financial reporting process, audits of our financial statements and internal control system;

•	reviewing and appraising the audit efforts and independence of our independent registered public accounting firm and internal finance department; and

•	providing an open avenue of communications among our independent registered public accounting firm, financial and senior management, our internal finance department, and the board of directors.
Financial Experts on Audit Committee
     The audit committee currently is and will at all times be composed exclusively of “independent directors” who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
     In addition, the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Westly satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the SEC’s rules and regulations.
Nominating Committee
     Our board of directors established a nominating committee of the board of directors, which consists of Messrs. Marineau and Westly, each of whom is an independent director as defined by the rules of the American Stock Exchange and the SEC. Mr. Marineau serves as the chairman of our nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.
     The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.
Code of Conduct and Ethics
     We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange.
Item 11. Executive Compensation
     Other than equity issuances as set forth under Item 12 of this report, no executive officer has received any cash or other compensation from us for services rendered to us. Messrs. Ader, LaPorta and Nelson are employed by Hayground Cove and compensated by Hayground Cove for services provided as employees of Hayground Cove, including in connection with our initial public offering. No finders fees will be paid to any of our existing officers, directors, founding stockholders or any of their respective affiliates, prior to or in connection with a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target acquisitions and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Our board does not intend to seek a third-party evaluation in connection with a business combination, however, our board intends to have our audit committee, which is comprised of independent directors, review the reasonableness of significant out-of-pocket expenses incurred by the management team during its search.
Services Agreement with Hayground Cove
     We entered into an agreement with Hayground Cove, effective July 16, 2007, whereby Hayground Cove:

•	provides administrative services as required by us from time to time, including the administration of certain of our day-to-day activities;

•	provides office space to us for use by our employees for purposes of conducting our business;

•	performs accounting and controller-related services for us, including correspondence with our auditors;

•	makes available the services of Messrs. Ader and LaPorta and such other of Hayground Cove’s employees as agreed between us and the sponsor from time to time, including sourcing acquisition candidates; and

•	provide investment advisory services to us, including, without limitation:
•	financial advice and services in connection with the direct or indirect acquisition or disposition by us of the assets or operations of any business or entity, whether by purchase or sale of stock or assets, merger or consolidation, or otherwise;

•	financial advice and services in connection with public or private equity and debt financing;

•	financial advice and services, including assistance with respect to matters such as cash management, treasure and financial controls;

•	corporate planning and corporate development advice and services;

•	strategic planning, including with respect to acquisitions; and

•	public relations and press relations advice and services;
•	such other advice and services necessitated by the ordinary course of our business, as we may reasonably request from time to time.
          Hayground Cove receives $10,000 per month for these services. In addition, we have undertaken to reimburse Hayground Cove, monthly in arrears, for all out-of-pocket expenses incurred by Hayground Cove in performing these services and other services as maybe requested by us from time to time. Such reimbursement payments have not and will not exceed $10,000 per month. We believe that the fees charged by Hayground Cove for the foregoing services are at least as favorable as we could have obtained from an unaffiliated third party. This services agreement between Hayground Cove and us will terminate upon the consummation of an initial business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008, by:
•	Each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	Each of our directors; and

•	All our other directors as a group.
          Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the founders’ warrants, as these warrants are not exercisable within 60 days of the date hereof. None of the shares of common stock owned by our sponsor or any of our directors have been pledged as security. The business address of each of our directors is c/o Global Consumer Acquisition Corp., 1370 Avenue of the Americas, 28th Floor, New York New York 10019.

		Approximate Percentage
	Number of Shares	of Outstanding
	of Common Stock	Common Stock
Name of Beneficial Owner and Management	Beneficially Owned	Beneficially Owned
Hayground Cove and related funds	7,670,714	19.2%
Scott LaPorta	25,000	0.06
Andrew Nelson	25,000	0.06
Robert Foresman	25,000	0.06
Carl H. Hahn	25,000	0.06
Philip A. Marineau	25,000	0.06
Marc Soloway	50,000	0.13
Steven Westly	25,000	0.06
All directors and executive officer as a group (7 individuals)	200,000	0.50
          In connection with the vote required for our initial business combination, each of our founders has agreed to vote the shares of common stock acquired by it before our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. Each of our founders has also agreed to vote any shares acquired by it in or after our initial public offering in favor of our initial business combination. Therefore, if such entity acquired shares in our initial public offering or acquires any shares in the aftermarket, it must vote such shares in favor of the proposed business combination and has, as a result, waived the right to exercise redemption rights for those shares in the event that our initial business combination is approved by a majority of our public stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Securities Issuances to Our Executive Officers and Directors
     On July 16, 2007, we issued 8,625,000 shares of our common stock (of which 637,786 were redeemed because the underwriters did not fully exercise their over-allotment option) to certain of the affiliates listed below for an aggregate amount of $8,625 in cash, at a purchase price of $0.001 per share. Subsequently, certain of those shares were transferred among our affiliates at the initial purchase of $0.001 per share. The following table shows the ownership of our stock by our executive officers and directors:

Name	Number of Shares	Relationship to Us
Jason N. Ader (1)	7,670,714	Chairman of the Board
Scott LaPorta (2)	25,000	Chief Executive Officer, President and Director
Andrew Nelson	25,000	Chief Financial Officer and Assistant Secretary
Robert Foresman	25,000	Director
Carl H. Hahn	25,000	Director
Philip A. Marineau	25,000	Director
Marc Soloway	50,000	Director
Steven Westly	25,000	Director

(1)	Represents founder shares for which Hayground Cove Asset Management LLC and the funds and accounts it manages are direct beneficial owners. Jason N. Ader, the Chairman of our board of directors, does not directly own any of Hayground Cove’s 7,670,714 founder shares owned by it prior to our initial public offering and disclaims beneficial ownership of such shares. However, Mr. Ader is the sole member of Hayground Cove Asset Management LLC, the managing member of Hayground Core Associates LP, the general partner for each of the funds and accounts it manages and, in this capacity, he may be deemed the beneficial owner of the founder shares held by Hayground Cove and the funds and accounts it manages for purposes of applicable securities laws.

(2)	Mr. LaPorta also has an option to purchase 494,489 shares of founder shares at a purchase price of $0.001 per share from Hayground Cove Asset Management LLC and its affiliates, which option is subject to certain vesting requirements as described below.
     All of such founder shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The founder shares issued to the individuals and entities above were sold for an aggregate offering price of $8,625 at a purchase price of $0.001 per share. No underwriting discounts or commissions were paid, nor was there any general solicitation, with respect to such sales.
     Our founding stockholders, collectively, beneficially own 20% of the issued and outstanding shares of our common stock. Because of this ownership percentage, the founding stockholders may be able to collectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, other than approval of a business combination.
     Our sponsor and Chief Executive Officer, purchased in a private placement transaction pursuant to Regulation D under the Securities Act a total of 8,500,000 (7,500,000 by our sponsor and 1,000,000 by our Chief Executive Officer) insider warrants from us at a price of $1.00 per warrant. These warrants, which we collectively refer to as the insider warrants, will not be sold or transferred by the sponsor until the completion of our initial business combination. The $8,500,000 purchase price of the insider warrants were added to the proceeds of our initial public offering to be held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this report, then the $8,500,000 purchase price of the insider warrants will become part of the liquidation amount distributed to our public stockholders from our trust account and the insider warrants will become worthless.
Registration Rights
     The holders of a majority of all of the (i) founder shares and (ii) shares of common stock issuable upon exercise of the insider warrants will be entitled to make up to two demands that we register these securities pursuant to an agreement to be signed in connection with the insider private placement. Such holders may elect to exercise these registration rights at any time commencing on or after the date of consummation of our initial public offering. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements we might file subsequent to the date of consummation of our initial public offering. We will bear the expenses incurred in connection with the filing of any such registration statements.
Reimbursement and Indemnification of Officers and Directors
     We will reimburse our officers and directors, subject to board approval, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target acquisitions and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, our board, which includes persons who may not seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Accountable out-of-pocket expenses incurred by our officers and directors will not be repaid out of proceeds held in trust until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation.
     No finders fees will be paid to any of our founding stockholders, officers or directors, or to any of their respective affiliates, prior to or in connection with a business combination.
     We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided in our amended and restated certificate of incorporation. We believe that these provisions and agreements are necessary to attract qualified directors and officers. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.
Employment Agreements
     Effective as of August 1, 2007, we entered into an employment agreement with Mr. LaPorta. The agreement is effective until the earlier of (i) two years after the completion of our initial public offering and (ii) the closing of a qualifying business combination. The agreement may be renewed for an additional one-year term.
     Pursuant to the agreement, Mr. LaPorta has waived all rights, interests and claims to the proceeds of our initial public offering and the insider private placement to be held in a trust account. The agreement also contains non-competition and confidentiality provisions that limit Mr. LaPorta from competing against us and using information he obtains from us after the termination of his employment with us. Mr. LaPorta receives indemnification from us for liabilities arising from the services he provides to us under the agreement, other than those liabilities due to fraud, willful misconduct or gross negligence on his part. We will purchase and maintain an insurance policy on behalf of Mr. LaPorta against such liabilities.
     In connection with entering into the agreement, Mr. LaPorta obtained an option to purchase 475,000 shares of founder shares at a purchase price of $0.001 per share from our sponsor and its affiliates, which option will vest on the date (the “Trigger Date”) that is one year after the closing of a qualifying business combination, but the vesting will occur only if the appreciation of the per share price of our common stock is either (i) greater than 1x the Russell 2000 hurdle rate on the Trigger Date or (ii) exceeds the Russell 2000 hurdle rate for 20 consecutive trading days after the Trigger Date. The Russell 2000 hurdle rate means the Russell 2000 index performance over the period between the completion of our initial public offering and the Trigger Date. The amount of the option will be increased by the amount of shares equal to 10,000 shares for each $10,000,000 of gross proceeds from the exercise of the underwriters over-allotment option. As a result the option was increased to 494,489 shares due to the exercise of 1,948,850 Units of the underwriters over-allotment option.
     After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies in the global consumer products and services industry. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the global consumer products and services industry.
     All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our disinterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested

“independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.
Item 14. Principal Accountant Fees and Services
     The firm of Hays & Company LLP (“Hays”) acts as our principal accountant. Hays manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to Hays for services rendered:
Audit Fees -The aggregate fees billed or expected to be billed for professional services rendered by Hays for the period ended December 31, 2007 for the audit of our financial statements dated July 16, 2007 and filed with our registration statement on Form S-1, our current reports on Form 8-K and reviews of SEC filings amounted to approximately $103,200.
Audit-Related Fees - We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2007.
Tax Fees - We did not receive professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2007.
All Other Fees - We did not receive products and services provided by Hays, other than those discussed above, for the year ended December 31, 2007.
Pre-Approval Policy
     Since our audit committee was not formed until the consummation of our initial public offering, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Hays, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Balance Sheet
Statement of Operations
Statement of Stockholders’ Equity
Statement of Cash Flows
Notes to Financial Statements

2. Financial Statement Schedule(s):
     All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
3. Exhibits:
     See attached Exhibit Index of this Annual Report on Form 10-K.
(b) Exhibits:
     We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.
(c) Financial Statement Schedules
     All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on December 4, 2007)

3.2	By-laws (incorporated by reference to Exhibit 3.3 to Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on July 24, 2007)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on October 25, 2007)

4.4	Warrant Agreement, dated as of November 27, 2007, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on December 4, 2007)

4.5	Registration Rights Agreement, dated as of November 27, 2007, among the Company and the Founding Stockholders (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q, File No. 001-33704, filed by the Company with the Securities and Exchange Commission on December 27, 2007)

10.1	Form of Letter Agreement between the Company and each of the Founding Stockholders of the Company (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on October 25, 2007)

10.2	Letter Agreement, dated November 20, 2007, by and between the Company and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, File No. 001-33704, filed by the Company with the Securities and Exchange Commission on December 27, 2007)

Exhibit
No.	Description

10.3	Investment Management Trust Agreement, dated as of November 27, 2007, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on December 4, 2007)

10.4	Warrant Subscription Agreement, dated August 1, 2007, by and between the Company and Scott LaPorta (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

10.5	Warrant Subscription Agreement, dated July 19, 2007, by and between the Company and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.4 to Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on July 24, 2007)

10.6	Amendment No. 1 to the Warrant Subscription Agreement, dated August 1, 2007, by and between the Company and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

10.7	Amendment No. 2 to the Warrant Subscription Agreement, dated October 18, 2007, by and between the Company and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on October 25, 2007)

10.8	Form of Founders’ Shares Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on July 24, 2007)

10.9	Promissory Note, dated August 31, 2007, issued to Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

10.10	Form of Indemnification Agreement between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

10.11	Employment Agreement, dated October 1, 2007, between the Company and Scott LaPorta (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on October 10, 2007)

14.1	Code of Ethics (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

31.1*	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

Exhibit
No.	Description

31.2*	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 31, 2008.

GLOBAL CONSUMER ACQUISITION CORP.
By:	/s/ Jason N. Ader
	Name:	Jason N. Ader
	Title:	Executive Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on March 31, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Jason N. Ader	Executive Chairman
Jason N. Ader

/s/ Scott LaPorta	Chief Executive Officer, President and Director
Scott LaPorta

/s/ Andrew Nelson	Chief Financial Officer and Assistant Secretary
Andrew Nelson

/s/ Robert Foresman	Director
Robert Foresman

/s/ Carl Hahn	Director
Carl Hahn

/s/ Philip A. Marineau	Director
Philip A. Marineau

/s/ Marc Soloway	Director
Marc Soloway

/s/ Steven Westly	Director
Steven Westly