Form 10-Q
period 2008-03-31
Global Consumer Acquisition Corp.
filed 2008-05-15
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number: 001-33803
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 15, 2008, the registrant had 39,936,063 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL CONSUMER ACQUISITION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007
Condensed Statements of Operations for the three months ended March 31, 2008 and the period June 28, 2007 (inception) through March 31, 2008 (unaudited)
Condensed Statements of Cash Flows for the three months ended March 31, 2008 and for the period June 28, 2007 (inception) through March 31, 2008 (unaudited)
Condensed Statements of Changes in Stockholders’ Equity for the period June 28, 2007 (inception) through March 31, 2008 (unaudited)
Notes to Condensed Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
(Unaudited)
FOR THE PERIOD FROM JUNE 28, 2007
(INCEPTION) TO MARCH 31, 2008

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Cash	$1,499,195	$81,163
Investments held in trust	314,822,185	315,127,891
Prepaid expenses	182,029	257,180

	$316,503,409	$315,466,234

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$97,274	$326,719
Accrued offering costs	—	498,775
Deferred underwriter’s commission	9,584,655	9,584,655

	9,681,929	10,410,149

Common stock, subject to possible conversion, 9,584,654 shares stated at conversion value	94,446,646	94,538,357

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,936,063 issued and outstanding	3,036	3,036
Additional paid-in capital	210,650,461	209,903,332
Retained earnings accumulated during the development stage	1,721,337	611,360

	212,374,834	210,517,728

	$316,503,409	$315,466,234

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

		Period from
		June 28, 2007
	Three Months Ended	(inception) to
	March 31, 2008	March 31, 2008
Revenue	$—	$—

Operating expenses
Formation and professional fees	263,524	337,130
Stock based compensation	655,418	939,432

Loss from operations	(918,942)	(1,276,562)

Interest income	2,028,919	2,997,899

Net income	$1,109,977	$1,721,337

Earnings per share

Net income	$1,109,977	$1,721,337

Deferred interest on investments held in trust relating to common shares subject to possible conversion	91,711	(229,498)

Net income attributable to common stockholders	$1,201,688	$1,491,839

Weighted average number of common shares subject to possible conversion outstanding	9,584,654	9,584,654

Earnings per share common shares subject to possible conversion	$(0.01)	$0.02

Weighted average number of common shares outstanding — basic	39,936,063	22,823,615

Weighted average number of common shares outstanding — diluted	80,879,402	63,766,954

Basic earnings per common share	$0.03	$0.07

Diluted earnings per common share	$0.01	$0.02

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 28, 2007 (INCEPTION) TO March 31, 2008
(Unaudited)

				Deficit
				accumulated
				during the
	Common Stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total
Common shares issued at $0.001 per share	8,625,000	$863	$7,762	$—	$8,625

Sale of 31,948,850 units, net of underwriter’s commissions and offering expenses (includes 9,584,654 shares subject to possible conversion)	31,948,850	3,195	295,649,528	—	295,652,723

Proceeds subject to possible conversion of 9,584,654 shares	—	(958)	(94,216,190)	—	(94,217,148)

Proceeds from issuance of private placement warrants	—	—	8,500,000	—	8,500,000

Redemption of common shares at $0.001 per share	(637,787)	(64)	(574)	—	(638)

Stock based compensation			284,014		284,014

Deferred interest on investments held in trust relating to common shares subject to possible conversion			(321,208)		(321,208)

Net income	—	—	—	611,360	611,360

Balance at December 31, 2007	39,936,063	$3,036	$209,903,332	$611,360	$210,517,728

Stock based compensation			655,418		655,418

Deferred interest on investments held in trust relating to common shares subject to possible conversion			91,711		91,711

Net income	—	—	—	1,109,977	1,109,977

Balance at March 31, 2008	39,936,063	$3,036	$210,650,461	$1,721,337	$212,374,834

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

		Period from
		June 28, 2007
	Three Months Ended	(inception) to
	March 31, 2008	March 31, 2008
Cash flow from operating activities
Net income	$1,109,977	$1,721,337
Adjustments to reconcile net income to net cash used in operations
Stock based compensation	655,418	939,432
Interest earned on cash held in trust	(2,026,358)	(2,995,289)
Changes in operating assets and liabilities
Prepaid expenses	75,151	(182,029)
Accrued offering costs	(498,775)	—
Accounts payable	(229,445)	97,274

Net cash used in operating activities	(914,032)	(419,275)

Cash flow from investing activities
Cash withdrawn from trust account for working capital	2,332,064	2,332,064
Cash placed in trust account	—	(314,158,960)

Net cash provided by (used in) investing activities	2,332,064	(311,826,896)

Cash flow from financing activities
Proceeds from sales of shares of common stock to initial stockholders, net	—	7,987
Proceeds from sale of warrants in private placement	—	8,500,000
Proceeds from initial public offering	—	319,488,500
Payment of underwriter’s discount and offering costs	—	(14,251,121)

Net cash provided by financing activities	—	313,745,366

Net increase in cash	1,418,032	1,499,195
Cash, beginning of period	81,163	—

Cash, end of period	$1,499,195	$1,499,195

Supplemental disclosure of non-cash financing activities
Deferred interest on investments held in trust relating to common shares subject to possible conversion	$(91,711)	$229,497

Deferred underwriter commissions included in proceeds from initial public offering	$—	$9,584,655

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1 Interim Financial Information
These unaudited condensed financial statements as of March 31, 2008, and for the period from June 28, 2007 (inception) to March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from June 28, 2007 (inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
2 Organization and Business Operations
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
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 20, 2007. The Company consummated the Offering on November 21, 2007 and received net proceeds of $305,237,379 and $8,500,000 from the private placement sale of insider warrants (Note 3). Substantially, all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination (“Business Combination”) in the global consumer products and services industry. The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a Business Combination. Management agreed that 98.3% or $314,158,960 ($314,822,185 at March 31, 2008 including interest earned) of the gross proceeds from the Offering would be held in a trust account (“Trust Account”) until the earlier of (i) the completion of a Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining net proceeds (not held in the Trust Account) and up to $4,100,000 of interest income generated from the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial Business Combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination and public stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights described below.
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
With respect to a Business Combination that is approved and consummated, the Company will redeem the common stock of its Public Stockholders who voted against the business combination and elected to have their shares of common stock converted into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, less any remaining tax liabilities relating to interest income, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Public Stockholders who convert their stock into their share of the Trust Account retain their warrants. The Company will not complete any proposed business combination for which its Public Stockholders owning 30% or more of the shares sold in the Offering both vote against a Business Combination and exercise their conversion rights. At March 31, 2008, 9,584,654 shares of the common stock issued in connection with the Offering were subject to redemption.
3 Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
At March 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash and investments held in trust. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments held in trust
The Company’s investments held in trust are invested in federally tax exempt securities. The Company recognized interest income of $2,026,358 on these investments for the three months ended March 31, 2008 and $2,995,289 the period June 28, 2007 (inception) through March 31, 2008. The Company withdrew $2,332,064 of earned interest from the trust account for working capital purposes in accordance with the Prospectus during the three months ended March 31, 2008.
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
Earnings per Share
Income per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic income per share excludes dilution and is computed by dividing income available to holders of Common Stock by the weighted-average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if Warrants were to be exercised or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the Company.
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
Based upon observable market prices, the Company determined that the grant date fair value of the Founder Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation was based on all comparable initial public offerings by blank check companies in 2007. The Company will record compensation expense of $850,000 in connection with the Founder Warrants, which is the amount equal to the grant date fair value of the warrants minus the purchase price. The compensation expense will be recognized over the estimated service period of 24 months. The Company estimated the service period as the estimated time to complete a Business Combination. The Company recognized $106,250 in stock based compensation expense related to the Founder Warrants for the three months ended March 31, 2008.
The holders of a majority of all of the Founder Shares (Note 6) and shares of Common Stock issuable upon exercise of the Insider Warrants will be entitled to make up to two demands that the Company register these securities pursuant to an agreement signed in connection with the insider private placement. Such holders may elect to exercise these registration rights at any time after the date of the Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to registration statements the Company might file subsequent to the date of the Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
5 Related Party Transactions
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

6 Stockholders Equity
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
At March 31, 2008, there were 40,943,339 shares of common stock reserved for issuance upon exercise of the Company’s outstanding options and warrants.
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
In connection with entering into the agreement, the CEO obtained an option to purchase 475,000 shares of founders shares at a purchase price of $0.001 per share from the Company’s sponsor and its affiliates, which option will vest on the date (the “Trigger Date”) that is one year after the closing of a qualifying Business Combination, but the vesting will occur only if the appreciation of the per share price of the Company’s common stock is either (i) greater than 1x the Russell 2000 hurdle rate on the Trigger Date or (ii) exceeds the Russell 2000 hurdle rate for 20 consecutive trading days after the Trigger Date. The Russell hurdle rate means the Russell 2000 Index performance over the period between the completion of the Offering and the Trigger Date. The amount of the option will be increased by the amount of shares equal to 10,000 shares for each $10,000,000 of gross proceeds from the exercise of the underwriters over-allotment option. As a result the option was increased to 494,489 shares due to the exercise of 1,948,850 Units of the underwriters over-allotment option. The Company recognized $549,168 in stock based compensation expense related to the option for the three months ended March 31, 2008.
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
Forward-Looking Statements
All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from June 28, 2007 (inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Liquidity and Capital Resources
The net proceeds from (i) our initial public offering of 31,948,850 units (including the partial exercise of the underwriters’ over-allotment option), after deducting approximately $13.8 million for underwriting discounts and offering expenses and (ii) the sale of 8,500,000 warrants to our sponsor and CEO for a purchase price of $8.5 million, was approximately $314.2 million.
We will use substantially all of the net proceeds of our initial public offering to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the business combination. If the business combination is paid for using stock or debt securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or for working capital.
As of March 31, 2008, we had cash outside the trust account of approximately $1.5 million, cash held in the trust account of approximately $314.8 million and total liabilities of $9.7 million. We believe that the funds available to us outside of the trust account and the approximately $1.8 million of additional interest income accumulated on the trust account we may withdrawal will be sufficient to allow us to operate for the next twelve months (beginning April 1, 2008). Of the funds available outside the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associates with structuring, negotiating and documenting an initial business combination.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
     PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
As of May 15, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
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
Date: May 15, 2008

/s/ Scott LaPorta Name: Scott LaPorta
Title: President and Chief Executive Officer

GLOBAL CONSUMER ACQUISITION CORP.
Date: May 15, 2008

/s/ Andrew Nelson Name: Andrew Nelson
Title: Chief Financial Officer