Form 10-Q
period 2008-06-30
Global Consumer Acquisition Corp.
filed 2008-08-14
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33803
GLOBAL CONSUMER ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0469120 (I.R.S. Employer Identification No.)
1370 Avenue of the Americas, 28th Floor, New York, New York 10019
(212) 445-7800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 14, 2008, the registrant had 39,936,063 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL CONSUMER ACQUISITION CORP.

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Balance Sheet as of June 30, 2008 (unaudited) and December 31, 2007	4
	Condensed Statements of Operations for the three and six months ended June 30, 2008 and the period from June 28, 2007 (inception) through June 30, 2008 (unaudited)	5
	Condensed Statements of Cash Flows for the six months ended June 30, 2008 and for the period from June 28, 2007 (inception) through June 30, 2008 (unaudited)	7
	Condensed Statements of Changes in Stockholders’ Equity for the period from June 28, 2007 (inception) through June 30, 2008 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Controls and Procedures	12
PART II. OTHER INFORMATION		13
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JUNE 28, 2007
(INCEPTION) TO JUNE 30, 2008

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash	$2,738,410	$81,163
Investments held in trust	314,578,078	315,127,891
Prepaid expenses	106,879	257,180

	$317,423,367	$315,466,234

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$31,107	$326,719
Accrued offering costs	—	498,775
Deferred underwriter’s commission	9,584,655	9,584,655

	9,615,762	10,410,149

Common stock, subject to possible conversion, 9,584,654 shares stated at conversion value	94,408,842	94,538,357

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,936,063 issued and outstanding	3,036	3,036
Additional paid-in capital	211,343,682	209,903,332
Retained earnings accumulated during the development stage	2,052,045	611,360

	213,398,763	210,517,728

	$317,423,367	$315,466,234

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			June 28, 2007
	Three Months Ended	Six Months Ended	(inception) to
	June 30, 2008	June 30, 2008	June 30, 2008
Revenue	$—	$—	$—

Operating expenses
Formation and professional fees	495,111	758,635	832,241
Stock based compensation	655,418	1,310,836	1,594,850

Loss from operations	(1,150,529)	(2,069,471)	(2,427,091)

Interest income	1,481,237	3,510,156	4,479,136

Net income	$330,708	$1,440,685	$2,052,045

Earnings per share

Net income	$330,708	$1,440,685	$2,052,045
Deferred interest on investments held in trust relating to common shares subject to possible conversion	37,804	129,514	(191,694)

Net income attributable to common stockholders	$368,512	$1,570,199	$1,860,351

Weighted average number of common shares subject to possible conversion outstanding	9,584,654	9,584,654	9,584,654

Earnings per share common shares subject to possible conversion	$0.00	$(0.01)	$0.02

Weighted average number of common shares outstanding — basic	39,936,063	39,936,063	27,055,226

Weighted average number of common shares outstanding — diluted	80,879,402	80,879,402	67,998,565

Basic earnings per common share	$0.01	$0.04	$0.07

Diluted earnings per common share	$0.00	$0.02	$0.03

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 28, 2007 (INCEPTION) TO JUNE 30, 2008
(Unaudited)

				Earnings
				accumulated
				during the
	Common Stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total
Common shares issued at $0.001 per share	8,625,000	$863	$7,762	$—	$8,625

Sale of 31,948,850 units, net of underwriter’s commissions and offering expenses (includes 9,584,654 shares subject to possible conversion)	31,948,850	3,195	295,649,528	—	295,652,723
Proceeds subject to possible conversion of 9,584,654 shares	—	(958)	(94,216,190)	—	(94,217,148)

Proceeds from issuance of private placement warrants	—	—	8,500,000	—	8,500,000

Redemption of common shares at $0.001 per share	(637,787)	(64)	(574)	—	(638)
Stock based compensation			284,014		284,014

Deferred interest on investments held in trust relating to common shares subject to possible conversion			(321,208)		(321,208)
Net income	—	—	—	611,360	611,360

Balance at December 31, 2007	39,936,063	$3,036	$209,903,332	$611,360	$210,517,728

Stock based compensation			1,310,836		1,310,836

Deferred interest on investments held in trust relating to common shares subject to possible conversion			129,514		129,514
Net income	—	—	—	1,440,685	1,440,685

Balance at June 30, 2008	39,936,063	$3,036	$211,343,682	$2,052,045	$213,398,763

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		Period from
		June 28, 2007
	Six Months Ended	(inception) to
	June 30, 2008	June 30, 2008
Cash flow from operating activities
Net income	$1,440,685	$2,052,045
Adjustments to reconcile net income to net cash used in operations
Stock based compensation	1,310,836	1,594,850
Interest earned on cash held in trust	(3,499,680)	(4,468,611)
Changes in operating assets and liabilities
Prepaid expenses	150,302	(106,878)
Accrued offering costs	(498,775)	—
Accrued expenses	(295,612)	31,107

Net cash used in operating activities	(1,392,244)	(897,487)

Cash flow from investing activities
Cash withdrawn from trust account for working capital	4,049,491	4,049,491
Cash placed in trust account	—	(314,158,960)

Net cash provided by (used in) investing activities	4,049,491	(310,109,469)

Cash flow from financing activities
Proceeds from sales of shares of common stock to initial stockholders, net	—	7,987
Proceeds from sale of warrants in private placement	—	8,500,000
Proceeds from initial public offering	—	319,488,500
Payment of underwriter’s discount and offering costs	—	(14,251,121)

Net cash provided by financing activities	—	313,745,366

Net increase in cash	2,657,247	2,738,410
Cash, beginning of period	81,163	—

Cash, end of period	$2,738,410	$2,738,410

Supplemental disclosure of non-cash financing activities
Deferred interest on investments held in trust relating to common shares subject to possible conversion	$(129,514)	$191,694

Deferred underwriter commissions included in proceeds from initial public offering	$—	$9,584,655

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1 Interim Financial Information
These unaudited condensed financial statements as of June 30, 2008, and for the period from June 28, 2007 (inception) to June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from June 28, 2007 (inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 20, 2007. The Company consummated the Offering on November 21, 2007 and received net proceeds of $305,237,379 and $8,500,000 from the private placement sale of insider warrants (Note 4). Substantially, all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination (“Business Combination”) in the global consumer products and services industry. The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a Business Combination. Management agreed that 98.3% or $314,158,960 ($314,578,078 at June 30, 2008 including interest earned) of the gross proceeds from the Offering would be held in a trust account (“Trust Account”) until the earlier of (i) the completion of a Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining net proceeds (not held in the Trust Account) and up to $4,100,000 of interest income generated from the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial Business Combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination and public stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights described below.
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
With respect to a Business Combination that is approved and consummated, the Company will redeem the common stock of its Public Stockholders who voted against the business combination and elected to have their shares of common stock converted into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, less any remaining tax liabilities relating to interest income, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Public Stockholders who convert their stock into their share of the Trust Account retain their warrants. The Company will not complete any proposed business combination for which its Public Stockholders owning 30% or more of the shares sold in the Offering both vote against a Business Combination and exercise their conversion rights. At June 30, 2008, 9,584,654 shares of the common stock issued in connection with the Offering were subject to redemption.
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
Investments held in trust
The Company’s investments held in trust are invested in federally tax exempt securities. The Company recognized interest income of $1,473,322 and $3,499,680 on these investments for the three and six months ended June 30, 2008 respectively, and $4,468,611 for the period June 28, 2007 (inception) through June 30, 2008. The Company withdrew $1,717,427 of earned interest from the trust account for working capital purposes in accordance with the Prospectus during the three months ended June 30, 2008 and $4,049,491 for the period June 28, 2007 (inception) through June 30, 2008.
4 Initial Public Offering
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
Based upon observable market prices, the Company determined that the grant date fair value of the Insider Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation was based on all comparable initial public offerings by blank check companies in 2007. The Company will record compensation expense of $850,000 in connection with the Insider Warrants, which is the amount equal to the grant date fair value of the warrants minus the purchase price. The compensation expense will be recognized over the estimated service period of 24 months. The Company estimated the service period as the estimated time to complete a Business Combination. The Company recognized $106,250, $212,500 and $258,542 in stock based compensation expense related to the Founder Warrants for the three and six months ended June 30, 2008 and the period from June 28, 2007 (inception) to June 30, 2008, respectively.
5 Related Party Transactions
Certain of the Company’s officers, directors and its Initial Stockholders are also officers, directors, employees and affiliated entities of Hayground Cove Asset Management LLC, the Company’s sponsor.
Services Agreement
The Company agreed to pay Hayground Cove Asset Management LLC, the Company’s sponsor, $10,000 per month, plus out-of-pocket expenses not to exceed $10,000 per month, for office space and services related to the administration of the Company’s day-to-day activities. This agreement is effective upon the consummation of the Offering and will terminate at the closing of a Business Combination. Under the terms of this agreement, the company has paid $30,000, $60,000 and $73,000 for the three and six months ended June 30, 2008 and the period from June 28, 2007 (inception) to June 30, 2008 respectively. As of June 30, 2008, $25,831 in reimbursable expenses were included in accrued expenses on the condensed balance sheet.
6 Stockholders Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
Common Stock
At June 30, 2008, there were 40,943,339 shares of common stock reserved for issuance upon exercise of the Company’s outstanding options and warrants.
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
In connection with entering into the agreement, the CEO obtained an option to purchase 475,000 shares of founders shares at a purchase price of $0.001 per share from the Company’s sponsor and its affiliates, which option will vest on the date (the “Trigger Date”) that is one year after the closing of a qualifying Business Combination, but the vesting will occur only if the appreciation of the per share price of the Company’s common stock is either (i) greater than 1x the Russell 2000 hurdle rate on the Trigger Date or (ii) exceeds the Russell 2000 hurdle rate for 20 consecutive trading days after the Trigger Date. The Russell hurdle rate means the Russell 2000 Index performance over the period between the completion of the Offering and the Trigger Date. The amount of the option will be increased by the amount of shares equal to 10,000 shares for each $10,000,000 of gross proceeds from the exercise of the underwriters over-allotment option. As a result the option was increased to 494,489 shares due to the exercise of 1,948,850 Units of the underwriters over-allotment option. The Company recognized $549,168, $1,098,335 and $1,336,308 in stock based compensation expense related to the option for the three and six months ended June 30, 2008 and the period from June 28, 2007 (inception) to June 30, 2008, respectively.
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
Results of Operations for the three months ended June 30, 2008
For the three months ended June 30 2008, we earned net income of $368,512 ($330,708 before the adjustment of $37,804 of net interest attributable to common stock subject to redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the three months ended June 30, 2008 were $1,150,529 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.
Results of Operations for the six months ended June 30, 2008
For the six months ended June 30, 2008, we earned net income of $1,570,199 ($1,440,685 before the adjustment of $129,514 of net interest attributable to common stock subject to redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the six months ended June 30, 2008 were $2,069,471 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.
Liquidity and Capital Resources
The net proceeds from (i) our initial public offering of 31,948,850 units (including the partial exercise of the underwriters’ over-allotment option), after deducting approximately $14.2 million for underwriting discounts and offering expenses and (ii) the sale of 8,500,000 warrants to our sponsor and CEO for a purchase price of $8.5 million, was approximately $313.7 million.
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

We believe that the funds available to us outside of the trust account and the approximately $50,000 of additional interest income accumulated on the trust account we may withdrawal will be sufficient to allow us to operate for the next twelve months (beginning July 1, 2008). Of the funds available outside the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associates with structuring, negotiating and documenting an initial business combination.
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
ITEM 4T. CONTROLS AND PROCEDURES
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
As of August 14, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Descriptio

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CONSUMER ACQUISITION CORP. Date: August 14, 2008
/s/ Scott LaPorta
Name:	Scott LaPorta
Title:	President and Chief Executive Officer

GLOBAL CONSUMER ACQUISITION CORP. Date: August 14, 2008
/s/ Andrew Nelson
Name:	Andrew Nelson
Title:	Chief Financial Officer