Form 10-Q
period 2008-09-30
Global Consumer Acquisition Corp.
filed 2008-11-14
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
As of November 14, 2008, the registrant had 39,936,063 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL CONSUMER ACQUISITION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	4
Condensed Statements of Operations for the three months ended September 30, 2008 and 2007, nine months ended September 30, 2008 and the period from June 28, 2007 (inception) through September 30, 2008 (unaudited)	5
Condensed Statement of Changes in Stockholders’ Equity for the period from June 28, 2007 (inception) through September 30, 2008 (unaudited)	6
Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and for the period from June 28, 2007 (inception) through September 30, 2008 (unaudited)	7
Notes to Condensed Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T. Controls and Procedures	12
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits	13
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$2,555,887	$81,163
Investments held in trust	316,268,068	315,127,891
Prepaid expenses	31,729	257,180

	$318,855,684	$315,466,234

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$233,940	$326,719
Accrued offering costs	—	498,775
Deferred underwriter’s commission	9,584,655	9,584,655

	9,818,595	10,410,149

Common stock, subject to possible conversion, 9,584,654 shares stated at conversion value	94,888,075	94,538,357

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,936,063 issued and outstanding	3,036	3,036
Additional paid-in capital	211,519,867	209,903,332
Retained earnings accumulated during the development stage	2,626,111	611,360

	214,149,014	210,517,728

	$318,855,684	$315,466,234

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

				Period from
				June 28, 2007
	Three Months Ended	Three Months Ended	Nine Months Ended	(inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2008
Revenue	$—	$	$—	$—

Operating expenses
Formation and professional fees	520,742	20,148	1,279,377	1,352,983
Stock based compensation	655,418	—	1,966,254	2,250,268

Loss from operations	(1,176,160)	(20,148)	(3,245,631)	(3,603,251)

Interest income	1,750,226	306	5,260,382	6,229,362

Net income (loss)	$574,066	$(19,842)	$2,014,751	$2,626,111

Earnings per share

Net income (loss)	$574,066	$(19,842)	$2,014,751	$2,626,111

Deferred interest on investments held in trust relating to common shares subject to possible conversion	(479,233)	—	(349,719)	(670,927)

Net income (loss) attributable to common stockholders	$94,833	$(19,842)	$1,665,032	$1,955,184

Weighted average number of common shares subject to possible conversion outstanding	9,584,654	—	9,584,654

Earnings per share common shares subject to possible conversion	$0.05	$—	$0.04

Weighted average number of common shares outstanding — basic	39,936,063	8,625,000	39,936,063

Weighted average number of common shares outstanding — diluted	80,879,402	8,625,000	80,879,402

Basic earnings per common share	$—	$—	$0.04

Diluted earnings per common share	$—	$—	$0.02

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 28, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Unaudited)

				Earnings
				accumulated
				during the
	Common Stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total
Common shares issued at $0.001 per share	8,625,000	$863	$7,762	$—	$8,625

Sale of 31,948,850 units, net of underwriter’s commissions and offering expenses (includes 9,584,654 shares subject to possible conversion)	31,948,850	3,195	295,649,528	—	295,652,723

Proceeds subject to possible conversion of 9,584,654 shares	—	(958)	(94,216,190)	—	(94,217,148)

Proceeds from issuance of private placement warrants	—	—	8,500,000	—	8,500,000

Redemption of common shares at $0.001 per share	(637,787)	(64)	(574)	—	(638)

Stock based compensation			284,014		284,014

Deferred interest on investments held in trust relating to common shares subject to possible conversion			(321,208)		(321,208)

Net income	—	—	—	611,360	611,360

Balance at December 31, 2007	39,936,063	$3,036	$209,903,332	$611,360	$210,517,728

Stock based compensation			1,966,254		1,966,254

Deferred interest on investments held in trust relating to common shares subject to possible conversion			(349,719)		(349,719)

Net income	—	—	—	2,014,751	2,014,751

Balance at September 30, 2008	39,936,063	$3,036	$211,519,867	$2,626,111	$214,149,014

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		Period from
		June 28, 2007
	Nine Months Ended	(inception) to
	September 30, 2008	September 30, 2008
Cash flow from operating activities
Net income	$2,014,751	$2,626,111
Adjustments to reconcile net income to net cash used in operations
Stock based compensation	1,966,254	2,250,268
Interest earned on cash held in trust	(5,240,178)	(6,209,109)
Changes in operating assets and liabilities
Prepaid expenses	225,451	(31,729)
Accrued expenses	(92,779)	233,940
Accrued offering costs	(498,775)	—

Net cash used in operating activities	(1,625,276)	(1,130,519)

Cash flow from investing activities
Cash withdrawn from trust account for working capital	4,100,000	4,100,000
Cash placed in trust account	—	(314,158,960)

Net cash provided by (used in) investing activities	4,100,000	(310,058,960)

Cash flow from financing activities
Proceeds from sales of shares of common stock to initial stockholders, net	—	7,987
Proceeds from sale of warrants in private placement	—	8,500,000
Proceeds from initial public offering	—	319,488,500
Payment of underwriter’s discount and offering costs	—	(14,251,121)

Net cash provided by financing activities	—	313,745,366

Net increase in cash	2,474,724	2,555,887
Cash, beginning of period	81,163	—

Cash, end of period	$2,555,887	$2,555,887

Supplemental disclosure of non-cash financing activities
Deferred interest on investments held in trust relating to common shares subject to possible conversion	$349,719	$670,927

Deferred underwriter commissions included in proceeds from initial public offering	$—	$9,584,655

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1 Interim Financial Information
These unaudited condensed financial statements as of September 30, 2008, and for the period from June 28, 2007 (inception) to September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from June 28, 2007 (inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 20, 2007. The Company consummated the Offering on November 21, 2007 and received net proceeds of $305,237,379 and $8,500,000 from the private placement sale of insider warrants (Note 4). Substantially, all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination (“Business Combination”) in the global consumer products and services industry. The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a Business Combination. Management agreed that 98.3% or $314,158,960 ($316,268,068 at September 30, 2008 including interest earned) of the gross proceeds from the Offering would be held in a trust account (“Trust Account”) until the earlier of (i) the completion of a Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining net proceeds (not held in the Trust Account) and up to $4,100,000 of interest income generated from the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial Business Combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination and public stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights described below.
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
With respect to a Business Combination that is approved and consummated, the Company will redeem the common stock of its Public Stockholders who voted against the business combination and elected to have their shares of common stock converted into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, less any remaining tax liabilities relating to interest income, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Public Stockholders who convert their stock into their share of the Trust Account retain their warrants. The Company will not complete any proposed business combination for which its Public Stockholders owning 30% or more of the shares sold in the Offering both vote against a Business Combination and exercise their conversion rights. At September 30, 2008, 9,584,654 shares of the common stock issued in connection with the Offering were subject to redemption.
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
Investments held in trust
As of September 30, 2008, the Company’s investments held in trust were invested in federally tax exempt securities. The Company recognized interest income of $1,740,499 and $5,240,178 on these investments for the three and nine months ended September 30, 2008 respectively, and $6,209,109 for the period June 28, 2007 (inception) through September 30, 2008. The Company withdrew $50,509 of earned interest from the trust account for working capital purposes in accordance with the Prospectus during the three months ended September 30, 2008 and $4,100,000 for the period June 28, 2007 (inception) through September 30, 2008.
As of October 15, 2008, the trust assets are held in a trust account at JPMorgan Chase Bank, with Continental Stock Transfer & Trust Company as trustee. The balance in the Company’s trust account as of October 15, 2008 was $316,544,519. All of the trust assets are invested in the JP Morgan U.S. Treasury Plus Money Market Fund. The fund, under normal circumstances, invests its assets exclusively in obligations of the U.S. Treasury, including Treasury bills, bonds and notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements fully collateralized by U.S. Treasury securities.
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
Based upon observable market prices, the Company determined that the grant date fair value of the Insider Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation was based on all comparable initial public offerings by blank check companies in 2007. The Company will record compensation expense of $850,000 in connection with the Insider Warrants, which is the amount equal to the grant date fair value of the warrants minus the purchase price. The compensation expense will be recognized over the estimated service period of 24 months. The Company estimated the service period as the estimated time to complete a Business Combination. The Company recognized $106,250, $318,750, and $364,792 in stock based compensation expense related to the Founder Warrants for the three and nine months ended September 30, 2008 and the period from June 28, 2007 (inception) to September 30, 2008, respectively.
5 Related Party Transactions

Certain of the Company’s officers, directors and its Initial Stockholders are also officers, directors, employees and affiliated entities of Hayground Cove Asset Management LLC, the Company’s sponsor.
Services Agreement
The Company agreed to pay Hayground Cove Asset Management LLC, the Company’s sponsor, $10,000 per month, plus out-of-pocket expenses not to exceed $10,000 per month, for office space and services related to the administration of the Company’s day-to-day activities. This agreement is effective upon the consummation of the Offering and will terminate at the closing of a Business Combination. Under the terms of this agreement, the company has paid $30,000, $90,000 and $103,000 for the three and nine months ended September 30, 2008 and the period from June 28, 2007 (inception) to September 30, 2008 respectively.
6 Stockholders Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
Common Stock
At September 30, 2008, there were 40,943,339 shares of common stock reserved for issuance upon exercise of the Company’s outstanding options and warrants.
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
In connection with entering into the agreement, the CEO obtained an option to purchase 475,000 shares of founders shares at a purchase price of $0.001 per share from the Company’s sponsor and its affiliates, which option will vest on the date (the “Trigger Date”) that is one year after the closing of a qualifying Business Combination, but the vesting will occur only if the appreciation of the per share price of the Company’s common stock is either (i) greater than 1x the Russell 2000 hurdle rate on the Trigger Date or (ii) exceeds the Russell 2000 hurdle rate for 20 consecutive trading days after the Trigger Date. The Russell hurdle rate means the Russell 2000 Index performance over the period between the completion of the Offering and the Trigger Date. The amount of the option was increased by the amount of shares equal to 10,000 shares for each $10,000,000 of gross proceeds from the exercise of the underwriters over-allotment option. As a result, the option was increased to 494,489 shares due to the exercise of 1,948,850 Units of the underwriters over-allotment option. The Company recognized $549,168, $1,647,504 and $1,885,476 in stock based compensation expense related to the option for the three and nine months ended September 30, 2008 and the period from June 28, 2007 (inception) to September 30, 2008, respectively.
Indemnifications
The Company has entered into agreements with its directors to provide contractual indemnification in addition to the indemnification provided in its amended and restated certificate of incorporation. The Company believes that these provisions and agreements are necessary to attract qualified directors. The Company’s bylaws also will permit it to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. The Company has purchased a policy of directors’ and officers’ liability insurance that insures the Company’s directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures the Company against its obligations to indemnify the directors and officers.

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
Results of Operations for the three months ended September 30, 2008
For the three months ended September 30 2008, we earned net income of $94,833 ($574,066 before the adjustment of $479,233 of net interest attributable to common stock subject to redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the three months ended September 30, 2008 were $1,176,160 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.
Results of Operations for the nine months ended September 30, 2008
For the nine months ended September 30, 2008, we earned net income of $1,665,032 ($2,014,751 before the adjustment of $349,719 of net interest attributable to common stock subject to redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the nine months ended September 30, 2008 were $3,245,631 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.
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

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for the next twelve months (beginning October 1, 2008). Of the funds available outside the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associates with structuring, negotiating and documenting an initial business combination.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. On September 30, 2008, $316,268,068 of the net offering proceeds (which includes $9,584,655 of deferred underwriting discount and $2,109,108 of accrued interest) has been placed into a trust account. We are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-drive rates or prices. The net proceeds of our initial public offering held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in registered money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities with respect to the market activities to which we are exposed.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports, filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Our internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of our assets in reasonable detail; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
As of November 14, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
The Company understands that the employment of Mr. Scott LaPorta, the Company’s Chief Executive Officer, at Hayground Cove Asset Management LLC, the Company’s sponsor, has been terminated. Mr. LaPorta has advised the Company that he believes the actions of Hayground Cove Asset Management LLC also constitute a constructive termination of his employment as Chief Executive Officer of the Company. The independent directors have been working with Hayground Cove Asset Management LLC and Mr. LaPorta to seek to resolve the situation. On November 11, 2008, the Board of Directors appointed Mr. Jason N. Ader as the Principal Executive Officer of the Company executing this Form 10-Q.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CONSUMER ACQUISITION CORP. Date: November 14, 2008
/s/ Jason N. Ader
Name:	Jason N. Ader
Title:	Principal Executive Officer

GLOBAL CONSUMER ACQUISITION CORP. Date: November 14, 2008
/s/ Andrew Nelson
Name:	Andrew Nelson
Title:	Chief Financial Officer