Form 10-K
period 2008-12-31
Global Consumer Acquisition Corp.
filed 2009-03-16
CIK 1406251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33803
GLOBAL CONSUMER ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0469120
(State of incorporation)	(I.R.S. Employer Identification No.)

1370 Avenue of the Americas, 28th Floor
New York, New York	10019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:
(212) 445-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $0.0001 Par Value Per Share	NYSE Alternext US
Warrants to Purchase Common Stock	NYSE Alternext US
Units, each consisting of one share of Common Stock and one Warrant	NYSE Alternext US
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☑ No ☐
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $295 million, as computed by reference to the closing sales price for the registrant’s common stock on the closing price as reported on the NYSE Alternext US (formerly the American Stock Exchange). Shares of voting stock held by officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of March 16, 2009 was 39,936,063.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. The proxy statement is incorporated herein by reference into the following parts of this Form 10-K:
Part III, Item 10, Directors, Executive Officers and Corporate Governance;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence
Part III, Item 14, Principal Accountant Fees and Services

GLOBAL CONSUMER ACQUISITION CORP.

Forward-Looking Statements
This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	failure to list or the delisting of our securities from the NYSE Alternext US or an inability to have our securities listed on the NYSE Alternext US following a business combination;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.
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

PART I
Item 1. Business
Introduction
We are a blank check company formed under the laws of Delaware on June 28, 2007, to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effect an initial business combination using cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.
A registration statement for our initial public offering was declared effective on November 20, 2007. We sold 31,948,850 units in our initial public offering (including 1,948,850 units issued pursuant to the partial exercise of the underwriters’ over-allotment option). Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or November 27, 2009, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on November 27, 2012, unless earlier redeemed. Our sponsor, Hayground Cove Asset Management LLC, which we refer to as Hayground Cove, and our former Chief Executive Officer purchased an aggregate of 8,500,000 warrants (7,500,000 were purchased by Hayground Cove and 1,000,000 were purchased by our former Chief Executive Officer) at a price of $1.00 per warrant for a total of $8,500,000 million in a private placement that occurred immediately prior to our initial public offering.
Management and Board Expertise
On December 29, 2008, we announced the appointment of Jason N. Ader, the President and Chief Executive Officer of our sponsor and the Chairman of our Board, as our new Chief Executive Officer. Mr. Ader, replaced our former Chief Executive Officer, Scott LaPorta. Simultaneously, we announced the appointment by Mr. Ader, the Chairman of the Board and the sole remaining member of the Company’s Board of Directors, of a new Board of Directors that includes Michael B. Frankel, Andrew Nelson (our Chief Financial Officer), Richard A.C. Coles, and Mark Schulhof and the resignations of Robert M. Foresman, Carl H. Hahn, Philip Marineau, Steven Westly and Marc Soloway from the Company’s Board of Directors.
Our executive officers and directors have extensive experience as managers, principals or directors. The following are biographies for our executive officers and directors:
Jason N. Ader has been our Chief Executive Officer since December 2008 and the Chairman of the Board since our formation. Mr. Ader founded and serves as the President and Chief Executive Officer of Hayground Cove, a New York-based investment management firm. Mr. Ader is the sole member of Hayground Cove, the managing member of Hayground Cove Fund Management LLC, which is the general partner of Hayground Cove Associates LP, the investment manager for the funds and accounts managed by Hayground Cove. Mr. Ader also serves as Chairman of Hayground Cove’s Investment Committee and Co-Chairman of Hayground Cove’s Risk Committee. Since 2006, Mr. Ader has also served as Chairman of the Board of India Hospitality Corp., an AIM-listed diversified food service and hospitality business based in Mumbai. This blank check company formed to acquire Indian businesses or assets in the hospitality, leisure, tourism, travel and related industries, which consummated the acquisition of SkyGourmet and Mars Restaurants in July 2007. Mr. Ader has a strong asset management record and, prior to founding Hayground Cove, was a Senior Managing Director at Bear Stearns & Co. Inc., from 1995 to 2003, where he performed equity and high yield research for more than 50 companies in the gaming, lodging and leisure industries. From 1993 to 1995, Mr. Ader served as a Senior Analyst at Smith Barney covering the gaming industry. From 1990 to 1993, Mr. Ader served as a buy-side analyst at Baron Capital, where he covered the casino industry. Mr. Ader was rated as one of the top ranked analysts by Institutional Investor Magazine for nine consecutive years from 1994 to 2002. Mr. Ader has a B.S. degree in Economics from New York University and an M.B.A. in Finance from New York University, Stern School of Business.

Andrew Nelson has been our Chief Financial Officer and Assistant Secretary since our initial public offering in 2007 and a Director since December 2008. Mr. Nelson has also served as Managing Director of Finance & Accounting at Hayground Cove since September 2005. In such capacity, Mr. Nelson is responsible for the finance and accounting functions of the firm, provides financial reporting and assists with risk management. Mr. Nelson is also a member of Hayground Cove’s Risk Committee. From 2006 to 2007, Mr. Nelson also served as controller of India Hospitality Corp. Prior to joining Hayground Cove, Mr. Nelson worked at Context Capital Management, a hedge fund located in San Diego, California specializing in the convertible arbitrage strategy, as a Senior Operations Consultant from September 2004 to August 2005. Prior to that, he was a Fund Associate at Hedgeworks LLC from September 2002 to August 2004. Mr. Nelson graduated from the University of Vermont with a B.S. in Business. Mr. Nelson is a CFA charterholder and is enrolled in the Executive M.B.A. Program at New York University.
Richard A.C. Coles has been a member of our Board of Directors since December 2008. Mr. Coles is a Co-Managing Principal of the Emmes Group of Companies and is a Member of their Investment Committee. Mr. Coles joined Emmes in 1997, became a Managing Director in 2004, and a Partner in 2005. Mr. Coles is the primary Principal responsible for the day to day oversight of Emmes Asset Management Company LLC and Emmes Realty Services LLC and plays a key role in the execution of the property level value enhancing strategies undertaken by the firm in respect of the assets owned and/or managed by the firm, as well as sourcing new acquisition opportunities for the firm and its partners and clients. Prior to joining Emmes, Mr. Coles worked as an asset manager and a development director of the Enterprise Development Company, overseeing numerous development and leasing projects for retail, urban specialty and office assets. Mr. Coles is the co-chair of The Enterprise Foundation, a leading non-profit provider of affordable housing, New York City advisory board. In addition, he is an active member of the Real Estate Board of New York (REBNY) as well as the Pension Real Estate Association (PREA). Mr. Coles holds a B.A. from Boston College and an M.B.A. in Finance and Accounting from New York University, Stern School of Business.
Michael B. Frankel has been a member of our Board of Directors since December 2008. Mr. Frankel has been a private investor and advisor since June 2008. Prior to that time, from 1982 to June 2008, Mr. Frankel was employed at Bear Stearns & Co., Inc. where he was a Senior Managing Director since July 1990. While at Bear Stearns, Mr. Frankel was responsible for establishing and managing the Global Equity Capital Markets Group, was a member of the Commitment Committee, and managed the investment banking-research department relationship. Prior to joining Bear Stearns, from 1958 to 1982, Mr. Frankel was employed at L.F. Rothschild & Co. where he was a General Partner since 1973. At L.F. Rothschild & Co, Mr. Frankel managed the Institutional Equities Department. Mr. Frankel holds a B.S. in Economics from Lafayette College.
Mark Schulhof has been a member of our Board of Directors since December 2008. Mr. Schulhof is Chief Executive Officer and President of Quadriga Art II, Inc., a leading provider of services to the non-profit community worldwide since 1994. Mr. Schulhof’s responsibilities at Quadriga Art II, Inc. include the oversight of all day-to-day operations and development of strategic growth initiatives in all channels of the business. Mr. Schulhof holds a Bachelor of Arts from Franklin & Marshall College and holds a Masters in Politics and Public Policy from The Eagleton Institute of Politics at Rutgers University.
Subsequent to the consummation of a business combination, we believe that the strengths of our management team will be valuable with respect to operating any business we may acquire.
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
Marc Soloway is President of Hayground Cove where he is responsible for assisting the Chief Executive Officer in the portfolio management process as well as general firm decisions. Mr. Soloway is also a member of Hayground Cove’s Risk Committee and Investment Committee. He is also responsible for analyzing investment opportunities in the retail, apparel, technology, restaurant, defense, healthcare and Internet sectors. Prior to joining Hayground Cove in 2003, Mr. Soloway was an Equity Research Associate at Smith Barney focusing on Discount and Department Stores from 2002 to 2003. Prior to joining Smith Barney, he was a Food and Drug Store Equity Research Associate at Bear Stearns & Co. Inc. from 2001 to 2002, as well as a Senior Analyst in the Corporate Finance Division of May Department Stores Co. from 1997 to 1999. He also has experience working as an Assistant Buyer for the Famous Barr Division of MDSC during 1997. Mr. Soloway holds a B.S. in Management from Purdue University and an M.B.A. from Washington University. Mr. Soloway is a CFA charterholder.
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

Mira Cho is Vice President and Research Analyst at Hayground Cove. In such capacity, Ms. Cho is responsible for analyzing investment opportunities in the retail, apparel, Internet and technology industries. Prior to joining Hayground Cove, she was a consultant with Factset Research Systems, a supplier of online financial and economic database services, and a Research Analyst with Guideline, Inc., a provider of customized business research and analysis. Ms. Cho graduated from Johns Hopkins University with a B.A. in Public Health Studies with an Economics concentration. Ms. Cho is a Level Three Candidate in the CFA Program.
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
Laura Conover is Chief Operating Officer and Chief Compliance Officer at Hayground Cove. She has been responsible for the firm’s compliance oversight, operations and back office functions since inception. Prior to joining Hayground Cove, Ms. Conover was a Research Assistant for Mr. Ader at Bear, Stearns & Co. Inc. for five years, covering the real estate, gaming, lodging and leisure industries. Ms. Conover graduated from Kean University with a B.S. in Finance.
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
Effecting a Business Combination
General
We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more businesses. We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. Although substantially all of the net proceeds of our initial public offering are intended to be applied generally toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, there is no current basis for stockholders to evaluate the specific merits or risks of any one or more business combinations.
Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, there are no limitations on the type of investments (including investments in securities of entities that own or finance activities in the industry of our acquisition target) we can make or the percentage of our total assets that may be invested in any one investment. Accordingly, other than the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, our investment policies may be changed from time to time at the discretion of our board of directors, without a vote of our stockholders. Additionally, no limits have been set on the concentration of investments (including investments in securities of entities that own or finance activities in the industry of our acquisition target) in any location or product type.
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
Sources of target acquisition
We believe that there are numerous acquisition candidates. Target acquisitions may be brought to our attention by our officers and directors, through their industry relationships located in the United States and elsewhere that regularly, in the course of their daily business activities, see numerous varied opportunities. Target acquisitions may also be brought to our attention by such unaffiliated sources such as brokers or others as a result of being solicited by us through calls or mailings. Unaffiliated sources, such as brokers, may also introduce us to target acquisitions they think we may be interested in on an unsolicited basis. In the event we seek to utilize unaffiliated brokers or other sources, any finder’s fee will be approved by our board of directors. In no event will any of our existing officers, directors or founding stockholders, or any entity with which they are affiliated, be paid any finder’s fee for any services they render, in order to effectuate the consummation of the initial business combination, nor will we acquire any affiliate of our sponsor or any of our officers or directors.
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
In evaluating a prospective target acquisition, our management will consider, among other factors, the following factors likely to affect the performance of the investment:
•	earnings and growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	financial condition and results of operation;

•	barriers to entry into the industry of our acquisition target;

•	stage of development of the products, processes or services;

•	breadth of services offered;

•	degree of current or potential market acceptance of the services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

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

Possible lack of business diversification
Our business combination must be with a target acquisition that satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, we expect to have the ability to effect only a single business combination, although this process may entail the simultaneous acquisitions of several businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity or asset, our lack of diversification may:
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

In connection with the stockholder vote required to approve any business combination, our founding stockholders have agreed to vote all of their founder shares in accordance with the majority of the shares of common stock of public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our founding stockholders have also agreed that if they acquired shares of common stock in our initial public offering or following completion of our initial public offering, they will vote such acquired shares of common stock in favor of a business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares of common stock sold in our initial public offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares of common stock into a pro rata share of the trust account. Such stockholder must also exercise its conversion rights described below.
Upon the completion of our business combination, unless required by Delaware law, the federal securities laws, and the rules and regulations promulgated thereunder, or the rules and regulations of an exchange upon which our securities are listed, we do not presently intend to seek stockholder approval for any subsequent acquisitions.
Conversion rights
At the time we seek stockholder approval of any business combination, we will offer to each public stockholder (but not to owners of our founder shares, either with respect to their founder shares or any shares of common stock in our initial public offering or the aftermarket) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Owners of our founder shares are not entitled to convert any of their founder shares (and the shares of common stock underlying any insider warrants) or shares of common stock acquired in or after our initial public offering into a pro rata share of the trust account. The actual per-share conversion price will be equal to the amount in the trust account, which shall include $8,500,000 from the purchase of the insider warrants by the insider warrant holders, inclusive of any interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account, and amounts disbursed for working capital purposes, and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering. Without taking into any account interest earned on the trust account or taxes payable on such interest, the initial per-share conversion price was approximately $9.83, or $0.17 less than the per-unit offering price of $10.00. Because the initial per share conversion price was $9.83 per share (plus pro rata accrued interest net of taxes payable and amounts disbursed for working capital purposes), which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.
If a business combination is approved, stockholders that vote against the business combination and elect to convert their shares of common stock to cash will be entitled to receive their pro-rata portion of the $9,584,655 ($0.30 per share) of deferred underwriting discount held in the trust account.
An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. If a stockholder wishes to exercise his conversion rights, he must vote against the proposed business combination and, at the same time, demand that we convert his shares into cash by marking the appropriate space on the proxy card. If, notwithstanding a stockholder’s vote, the proposed business combination is consummated, then such stockholder will be entitled to receive a pro rata share of the trust account, including any interest earned thereon as of the date which is two business days prior to the proposed consummation of the business combination. If a stockholder exercises his conversion rights, then he will be exchanging his shares of our common stock for cash and will no longer own these shares of common stock. A stockholder will only be entitled to receive cash for these shares if he continues to hold these shares through the closing date of the proposed business combination and then tenders his stock certificate to us. If a stockholder converts his shares of common stock, he will still have the right to exercise the warrants received as part of the units purchased in our initial public offering in accordance with the terms hereof. If the proposed business combination is not consummated then a stockholder’s shares will not be converted into cash, even if such stockholder elected to convert.

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
A liquidation after our existence terminates by operation of law would occur in the event that a business combination is not consummated by November 27, 2009. In the event we liquidate after termination of our existence by operation of law on November 27, 2009, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date.
Owners of our founder shares have waived their rights to participate in any distribution with respect to their founder shares and the shares of common stock underlying any insider warrants upon our liquidation prior to a business combination. However, our founding stockholders who acquired or will acquire shares of common stock or warrants in or after our initial public offering will be entitled to a pro rata share of the trust account with respect to such shares of common stock (including shares acquired upon exercise of such warrants) upon the liquidation of the trust account if we fail to consummate a business combination within the required time period. There will be no distribution with respect to our warrants which will expire worthless. We expect that all costs associated with the implementation and completion of our liquidation will be funded by any remaining net assets outside of the trust fund, although we cannot assure you that there will be sufficient funds for such purpose.
If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $9.83 (of which approximately $0.30 per share is attributable to the underwriters’ discount), or $0.17 less than the per-unit offering price of $10.00. There can be no assurance that any converting stockholder will receive equal to or more than his, her or its full invested amount. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than approximately $9.83, plus interest (net of taxes payable and amounts disbursed for working capital purposes, which taxes, if any, shall be paid from the trust account), due to claims of creditors. Although we will seek to have all vendors, service providers, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor agreed, pursuant to an agreement with us that, if we liquidate prior to the consummation of a business combination, it will be liable only if a vendor, service provider, prospective target business or other entity does not provide a valid and enforceable waiver to any rights or claims to the trust account as of the date of the consummation of our initial public offering to pay debts and obligations to creditors. Additionally, the underwriters have agreed to forfeit any rights or claims against the proceeds held in the trust account which includes a portion of their underwriters’ discount. Based on information we have obtained from our sponsor, we currently believe that we have substantial means and capability to fund a shortfall in our trust account even though we have not reserved for such an eventuality. Specifically, we believe the fee income from the sponsor will be sufficient to cover its indemnification obligations. We cannot assure you, however, that we would be able to satisfy those obligations.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also have access to up to $1,445,882 (as of December 31, 2008) available outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation after the termination of our existence by operation of law on November 27, 2009). The indemnification provision is set forth in the sponsor insider letter. The sponsor insider letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account as of the consummation of our initial public offering for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity, the indemnification from our sponsor will not be available. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.
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
Our officers and directors are not restricted from forming or becoming affiliated with entities, including other blank check companies or similar entities, engaged in business activities similar to those intended to be conducted by our company prior to the business combination. However, our directors and officers will not seek any business opportunity that would conflict with our search for an acquisition candidate, which would include any involvement in a blank check company that is potentially seeking acquisition candidates.
Since substantially all of the founder shares will be subject to a lock-up agreement with our underwriters, which agreement will expire only if a business combination is successfully completed, and since the owners of our founder shares may own securities which will become worthless if a business combination is not consummated, certain members of our board who are our founding stockholders, may have a conflict of interest in determining whether a particular target acquisition is appropriate to effect a business combination. Additionally, members of our executive management may enter into consulting, asset management or employment agreements with us as part of a business combination, pursuant to which they may be entitled to compensation for their services. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target acquisition, timely completing a business combination and securing the release of their stock.
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
All of our founding stockholders have agreed to vote all their shares of common stock owned by them prior to our initial public offering in accordance with the majority of shares of common stock held by public stockholders who vote at a meeting with respect to a business combination and any shares of common stock acquired by them in or after our initial public offering in favor of a business combination.

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
Each of our officers and directors actively manages his or her personal investments, some of which may be in a potential target industry. We are not precluded from acquiring a company in which our officers and directors have made an investment. Although there are no arrangements, understandings or agreements regarding the priorities and preferences assigned to us as compared to the personal investments of our officers and directors, we believe that we will receive priority regarding any business opportunities since, except as described above, none our officers and directors owes fiduciary duties to other entities.
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
In connection with the stockholder vote required to approve any business combination, our founding stockholders agreed to vote their founder shares in accordance with the majority of shares of common stock held by the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our founding stockholders also agreed that if they acquired or will acquire shares of common stock in or following our initial public offering, they will vote such acquired shares of common stock in favor of a business combination. Accordingly, any shares of common stock acquired by our founding stockholders in or after our initial public offering in the open market will not have the same right to vote as public stockholders with respect to a potential business combination (since they are required to vote in favor of a business combination). Additionally, owners of our founder shares will not have conversion rights with respect to shares of common stock acquired during or subsequent to our initial public offering (since they may not vote against a business combination), except upon our liquidation. In addition, with respect to their founder shares, and the shares of common stock underlying any insider warrants, they have agreed to waive their respective rights to participate in any liquidation including the liquidation of our trust account to our public stockholders, occurring upon our failure to consummate a business combination, but only with respect to their founder shares and not with respect to any shares of common stock acquired in or after our initial public offering in the open market.
Competition
We expect to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of businesses. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to large acquisitions will be limited by our available financial resources, giving a competitive advantage to other acquirers with greater resources.
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
Further, the following may not be viewed favorably by certain target acquisitions:
•	our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•	the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination; and

•	our outstanding warrants, our founder shares and the potential future dilution they represent, may not be viewed favorably by certain target businesses.
If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target acquisition. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees
We currently have two executive officers: Jason N. Ader, our Chief Executive Officer and Andrew Nelson, our Chief Financial Officer. Mr. Ader and Mr. Nelson both serve on our Board of Directors and both are employed by Hayground Cove and compensated by Hayground Cove for services provided as employees of Hayground Cove. We anticipate that we will have access to the services of other personnel of our sponsor on an as-needed basis, although there can be no assurances that any such personnel will be able to devote sufficient time, effort or attention to us when we need it. None of our officers have entered into employment agreements with us and none of our officers are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether we are in the process of (i) seeking a potential target acquisition, (ii) performing due diligence on one or more target acquisitions or (iii) completing the business combination for a selected target acquisition. Our officers may spend more time than others, or no time at all, on the various phases of the acquisition process depending on their competing time requirements apart from our business and their particular areas of expertise. We do not intend to have any full-time employees prior to the consummation of a business combination.
Item 1A. Risk Factors
Risks Related to the Company
We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.
We are a recently incorporated development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses. We are currently in the process of evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any revenues or income until, at the earliest, after the consummation of a business combination. If we expend the $1,445,882 (as of December 31, 2008) held outside of the trust account in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.
We will liquidate if we do not consummate a business combination.
Pursuant to our Amended and Restated Certificate of Incorporation, we have until November 27, 2009 to complete a business combination. If we fail to consummate a business combination within the required time frame, our corporate existence will cease, in accordance with our Amended and Restated Certificate of Incorporation, except for the purposes of winding up our affairs and liquidating. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We view this obligation to liquidate as an obligation to our stockholders and that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our initial public offering, neither we nor our board of directors will take any action to amend or waive any provision of our Amended and Restated Certificate of Incorporation to allow us to survive for a longer period of time. In addition, we will not support, directly or indirectly, or in any way endorse or recommend, that stockholders approve an amendment or modification to such provision if it does not appear we will be able to consummate a business combination within the foregoing time period. Owners of our founder shares have waived their rights to participate in any liquidation distribution with respect to their founder shares, and the shares of common stock underlying any insider warrants. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. In addition, our sponsor has agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from vendors, service providers, prospective target business or other entities in order to protect the amounts held in trust. We believe the fee income from the sponsor will be sufficient to cover its indemnification obligations; however, we cannot guarantee that our sponsor will be able to satisfy its indemnification obligations.

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
We must complete a business combination with a fair market value of at least 80% of the amount held in trust (net of taxes, and other than the portion representing our underwriters’ deferred discount) at the time of acquisition by November 27, 2009. If we are unable to complete a business combination within the prescribed time frame and are forced to liquidate the trust account, the per-share liquidation price received by our public stockholders from the trust account will be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Upon the liquidation of the trust account, public stockholders will be entitled to receive (unless there are claims not otherwise satisfied by the amount not held in the trust account or the indemnification provided by our sponsor) approximately $9.83 per share plus interest earned on their pro rata portion of the trust account (net of taxes payable), which includes $9,584,655 ($0.30 per unit) of deferred underwriting discounts and commissions and $8,500,000 ($0.28 per unit) of the purchase price of the insider warrants. Our sponsor has agreed to indemnify us for all creditor claims to the extent we do not obtain valid and enforceable waivers from vendors, service providers, prospective target businesses or other entities, in order to protect the amounts held in the trust account. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. We assume that in the event we liquidate we will not have to adopt a plan to provide for payment of claims that may potentially be brought against us. Should this assumption prove to be incorrect, we may have to adopt such a plan upon our liquidation, which could result in the per-share liquidation amount to our stockholders being significantly less than $9.83 per share, without taking into account any interest earned on the trust account (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account). Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate the trust account in the event we do not complete a business combination within the prescribed time period.
If we are unable to consummate a business combination, our public stockholders will be forced to wait until after November 27, 2009 before receiving liquidation distributions.
We have until November 27, 2009 to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

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
When we seek stockholder approval of a business combination, we will offer to each public stockholder (other than owners of our founder shares with respect to their founder shares, and the shares of common stock underlying any insider warrants) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights. To date, most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights. There can be no assurance that any converting stockholder will receive equal to or more than his, her or its full invested amount.

Unlike most other blank check offerings, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.
When we seek stockholder approval of a business combination, we will offer to each public stockholder (other than owners of our founder shares with respect to their founder shares, and the shares of common stock underlying any insider warrants) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Unlike most other blank check offerings to date, which have a 20% threshold, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effect the most attractive business combination available to us.
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
Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $9.83 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors. If we are unable to complete a business combination and liquidate the company, our sponsor will be liable if we did not obtain a valid and enforceable waiver from any vendor, service provider, prospective target business or other entity of any rights or claims to the trust account, to the extent necessary to ensure that such claims do not reduce the amount in the trust account on the date of the consummation of our initial public offering. We believe the fee income from the sponsor will be sufficient to cover its indemnification obligations; however, we cannot assure you that our sponsor will be able to satisfy those obligations. The indemnification provisions are set forth in an insider letter to be executed on behalf of our sponsor. The insider letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity, the indemnification from our sponsor will not be available. In addition, none of our officers have agreed to indemnify the trust in their personal capacity from claims from third party vendors, service providers, prospective target business, or other entities.
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

If the net proceeds of our initial public offering not being placed in trust together with interest earned on the trust account available to us are insufficient to allow us to operate until November 27, 2009, we may not be able to complete a business combination.
We currently believe that the $1,445,882 (as of December 31, 2008) held outside of the trust account will be sufficient to allow us to operate until November 27, 2009, assuming that a business combination is not consummated before that time. Based upon the experience of the members of our board and consultation with them regarding a reasonable budget for consummating a transaction of this kind and nature, and a review of budgets publicly disclosed by blank-check companies, we determined that this was an appropriate approximation of the expenses. As a general matter, our board of directors will be asked to approve any significant expenditures in connection with a potential acquisition or any expenditure associated with the pursuit of a potential business combination that may cause us to be unable to complete a business combination by November 27, 2009 due to a lack of sufficient remaining working capital. However, if costs are higher than expected we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any potential target acquisitions. In such event, we would need to obtain additional funds from our initial stockholders or customer source to continue operating. The $1,445,882 (as of December 31, 2008) held outside the trust account has been reserved for working capital purposes. A portion of these funds could be used to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. A portion of these funds could be used as a down payment, “reverse break-up fee” (a provision in a merger agreement designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our failure to consummate the transaction in accordance with the merger agreement, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any other potential target acquisitions. In such event, we would need to obtain additional funds from our initial stockholders or another source to continue operations.
Our current officers and directors may resign upon consummation of a business combination.
Upon consummation of a business combination, the role of our current officers and directors in the target business cannot presently be fully ascertained. While we expect that one or more of our current officers and directors will remain in senior management or as a director following a business combination, we may employ other personnel following the business combination. If we acquire a target business in an all-cash transaction, it would be more likely that our current officers and our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our current officers or directors would remain with the combined company unless it was negotiated as part of the transaction pursuant to the acquisition agreement, an employment agreement or other arrangement.
Negotiated retention of officers and directors after a business combination may create a conflict of interest.
If, as a condition to a potential business combination, we negotiate to have our current officers and directors retained after the consummation of the business combination, such negotiations may result in a conflict of interest. The ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that our current officers and directors remain if it is believed that it is in the best interests of the combined company after the consummation of the business combination. Although we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.
We may incur significant taxes in connection with effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.
Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with or reconciled to U.S. generally accepted accounting principles, the pool of prospective target businesses may be limited.
In accordance with the requirements of U.S. federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles, or U.S. GAAP, and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. generally accepted auditing standards, a likely possibility considering the international nature many potential target businesses, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.
Because of our limited resources and the significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a business combination.
Based upon publicly available information, as of February 27, 2009, we have identified approximately 161 blank check companies that have gone public since August 2003. Of these companies, only 63 have completed a business combination, while 35 will be or have been liquidated. The remaining approximately 63 blank check companies have more than $12.4 billion in trust and are seeking to complete business acquisitions. Of these companies, only 20 have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated business combinations. Accordingly, there are approximately 80 blank check companies with more than $12.8 billion in trust that have filed registration statements and are seeking, or will be seeking, to complete business combinations. Furthermore, the fact that only 63 of such companies have completed business combinations and only 20 other of such companies have entered into definitive agreements for business combinations, and 35 have liquidated or will be liquidating, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate an initial transaction within the prescribed time period, our purpose will be limited to dissolving, liquidating and winding up.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of properties, assets and entities. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target acquisitions that we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and founder shares and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.
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
Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We have 19,615,598 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants (including insider warrants)) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the effective date of the registration statement, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
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
Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel, including Jason N. Ader, our Chief Executive Officer and Chairman of our Board of Directors. Our key personnel will also be officers, directors, and/or members of other entities, who we anticipate we will have access to on an as needed basis, although there are no assurances that any such personnel will be able to devote either sufficient time, effort or attention to us when we need it. None of our key personnel, including our other executive officers, have entered into employment or consultant agreements with us. Further, although we presently anticipate that our officers will remain associated in senior management, advisory or other positions with us following a business combination, some or all of the management associated with a target acquisition may also remain in place. As such, our key personnel may not continue to provide services to us after the consummation of a business combination if we are unable to negotiate employment or consulting agreements with them in connection with or subsequent to the business combination, the terms of which would be determined at such time between the respective parties. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target acquisition, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.
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
Holders of our founder shares currently own shares of our common stock which will not participate in the liquidation of the trust account and a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.
Holders of our founder shares and insider warrants that were issued prior to our initial public offering have waived their right to receive distributions with respect to those founder shares (and the common stock underlying any insider warrants) upon the liquidation of the trust account if we are unable to consummate a business combination. Additionally, our sponsor and former Chief Executive Officer purchased 7,500,000 insider warrants and 1,000,000 insider warrants, respectively, directly from us in an insider private placement transaction that occurred immediately prior to our initial public offering at a purchase price of $1.00 per warrant for a total purchase price of $8,500,000. The founder shares and insider warrants acquired prior to our initial public offering by the holders of our founder shares and/or the insider warrant holders will be worthless if we do not consummate a business combination. The personal and financial interests of our sponsor and certain of our officers and directors may influence their motivation in timely identifying and selecting a target acquisition and completing a business combination. Consequently, our officers’ discretion in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest, and as a result of such conflicts management may choose a target acquisition that is not in the best interests of our stockholders.
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
The net proceeds placed in trust from our initial public offering and the insider private placement (excluding $9,584,655 held in the trust account which represents deferred underwriting discounts and commissions) were approximately $304,574,305 ($307,107,486 at December 31, 2008 including accrued interest) which may be used by us to complete a business combination. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of the amount held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount). Although as of the date of this report we have not engaged or retained, had any discussions with, or entered into any agreements with any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses. Accordingly, the prospects for our ability to effect our business strategy may be:
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
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of properties, assets and entities. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target acquisitions that we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

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
Our founding stockholders (including certain of our officers and directors) collectively control a substantial interest in our issued and outstanding common stock. This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow the founding stockholders to collectively influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. In the event that the founding stockholders acquired shares of our common stock in our initial public offering or in the aftermarket, we anticipate that they would vote such shares in favor of our initial business combination. Thus, additional purchases of shares of our common stock by our founding stockholders would likely allow them to exert additional influence over the approval of our initial business combination. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. The interests of our founding stockholders and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.
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
Although our securities have been listed on the NYSE Alternext US, an active trading market for our securities may never develop or, if developed, may not be sustained. You may be unable to sell your securities unless a market can be established and/or sustained.
If the holders of our founder shares exercise their registration rights, it may have an adverse effect on the market price of our common stock, and the existence of the registration rights may make it more difficult to effect a business combination.
The holders of our founder shares are entitled to require us to register the resale of their founder shares at any time after the date on which such founder shares no longer are subject to a lock-up agreement with our underwriters, which, except in limited circumstances, will not be before 180 days from the consummation of a business combination. If all of the holders of founder shares exercise their registration rights with respect to all of their founder shares beneficially owned by them as of the date of this report, then there will be an additional 7,987,213 shares of common stock eligible for trading in the public market. Further, immediately prior to the consummation of our initial public offering, the insider warrant holders purchased in an insider private placement an aggregate of 8,500,000 insider warrants that are identical to the warrants contained in the units sold in our initial public offering, respectively, except that (i) such insider warrants are subject to a lock-up agreement with our underwriters and are not transferable before the consummation of a business combination, subject to certain limited exceptions (such as, in the case of our sponsor, (a) transfers among various funds under our sponsor’s management for rebalancing purposes only and (b) distributions to investors in such funds, provided that such investors agree to be bound by the lock-up agreement, or transfers to relatives and trusts for estate planning purposes), (ii) such insider warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become freely tradable only after they are registered pursuant to a registration rights agreement to be signed in connection with the insider private placement, (iii) the shares underlying the insider warrants are non-redeemable as long as the insider warrant holders or their permitted transferees hold them, and (iv) the insider warrants are exercisable in the absence of an effective registration statement covering the shares of common stock underlying the warrants and by means of cashless exercise. If all of the insider warrants are exercised, there will be an additional 8,500,000 shares of our common stock eligible for trading in the public market. This dilution may make it more difficult for us to effect a business combination.
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

The NYSE Alternext US may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on the NYSE Alternext US in the future. On February 19, 2009, we received a deficiency letter from the NYSE Alternext US indicating that the we were not in compliance with the annual stockholder meeting requirements of Section 704 of the NYSE Alternext US Company Guide because we did not hold an annual stockholders meeting during the year ended December 31, 2008. We have been informed by the NYSE Alternext US that a similar letter was sent to all of its listed companies, including blank check companies, that did not hold an annual meeting in 2008. On March 3, 2008 we submitted a plan advising the NYSE Alternext US of action we have taken, or will take, that would bring us into compliance with all continued listing standards by August 11, 2009, the plan period specified in the deficiency letter.
The NYSE Alternext US is evaluating our plan and will make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards, in which case the plan will be accepted. If accepted, we will continue our listing, during which time we will be subject to continued periodic review by the NYSE Alternext US staff. If our plan is not accepted, the NYSE Alternext US could initiate delisting procedures against us.
We are currently awaiting a response from the NYSE Alternext US regarding our submitted plan of compliance.
If the NYSE Alternext US delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
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
In addition, in connection with a business combination, it is likely that the NYSE Alternext US may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
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
Many potential targets are subject to regulation and intervention by governments throughout the world. A target business’ operations in the United States and internationally can be impacted by changes in the legal and business environments in which we could operate, as well as the outcome of ongoing government and internal investigations and legal proceedings. Also, as a result of new laws and regulations or other factors, we could be required to curtail or cease certain operations. Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations. In particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries identified by management for immediate focus. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of audits by various tax authorities, and the ability to fully utilize any tax loss carryforwards and tax credits. Compliance-related issues could limit our ability to do business in certain countries. These changes could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.
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
In connection with a business combination, we may relocate the home jurisdiction of our business from Delaware to another jurisdiction, including a non-U.S. jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our future material agreements. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in Delaware or, in the case of a non-U.S. jurisdiction, the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of many potential targets will likely subject us to foreign regulation.
Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our ability to consummate a business combination.
Recently, market and economic conditions have been, and continue to be, disrupted and volatile due to a significant downturn in the global economy. The stress experienced by the global financial markets that began in the second half of 2007 continued in 2008 and substantially increased during the third and fourth quarter of 2008. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to this increased volatility and diminished expectations for the economy. These factors, combined with declining business and consumer confidence, increased unemployment, lower business investment, lower corporate earnings, lower family income and lower consumer spending have precipitated an economic recession. It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and what effect they will have on our ability to consummate a business combination. If we fail to consummate a business combination by November 27, 2009 we will be forced to liquidate after termination of our existence by operation of law.
Risks Related to Target Industries
Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.
The business we pursue may be seasonal. For example, sales of outdoor products would increase during warm weather months and decrease during winter. Additionally, sales of home improvement products would be concentrated in the spring and summer months, while sales of consumer electronics would be concentrated in our fourth quarter preceding the holiday season.
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
To compete effectively in the future upon the consummation of a business combination, among other things, we must:
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
We maintain our principal executive offices at 1370 Avenue of the Americas, 28th Floor, New York, NY 10019.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our equity securities trade on the NYSE Alternext US. Each of our units consists of one share of common stock and one warrant and trades on the NYSE Alternext US under the symbol “GHC.U.” On December 28, 2007, the warrants and common stock underlying our units began to trade separately on the NYSE Alternext US under the symbols “GHC.W” and “GHC,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or November 27, 2009. The warrants expire on November 27, 2012, unless earlier redeemed.
The following table sets forth, for the fourth quarter of the year ended December 31, 2007 and each quarter in the year ended December 31, 2008, the high and low sales price of our units, common stock and warrants as reported on the NYSE Alternext US. Prior to November 27, 2007, there was no established public trading market for our securities.

	Units		Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low
2007
Fourth Quarter (from November 27, 2007)	$10.10	$9.75	$9.05	$9.05	$0.90	$0.90
2008
First Quarter	$10.00	$9.66	$9.20	$9.00	$0.92	$0.71
Second Quarter	$10.53	$9.67	$9.30	$9.03	$1.04	$0.57
Third Quarter	$10.00	$9.30	$9.49	$9.22	$0.90	$0.25
Fourth Quarter	$9.24	$8.49	$9.18	$8.40	$0.30	$0.05

Performance Graph
The graph below is a comparison of the cumulative total return of our common stock from December 28, 2007, the date that our common stock first became separately tradable, through February 28, 2009 with the comparable cumulative return for two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the Dow Jones Industrial Average Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.
Holders of Common Equity
On March 16, 2009, there was approximately 1 holder of record of our units, approximately 14 holders of record of our warrants and approximately 27 holders of record of our public common stock. Such numbers do not include beneficial owners holding shares, warrants, units through nominee names, or holders of our founder shares. On March 16, 2009, there were approximately 34 holders of record of our founder shares.
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
Recent Sales of Unregistered Securities
On July 16, 2007, we issued an aggregate amount of 8,575,000 shares, at a purchase price of $0.001 per share, in private placement transactions. On August 1, 2007, we issued 25,000 shares, at a purchase price of $0.001 per share, in a private placement. On September 28, 2007, we issued 25,000 shares, at a purchase price of $0.001 per share, in a private placement. In total, prior to our initial public offering we issued 8,625,000 shares of our common stock for an aggregate amount of $8,625 in cash. Of those shares, 637,786 were redeemed because the underwriters did not fully exercise their over-allotment option, resulting in a total of 7,987,214 shares outstanding after the redemption.

On August 1, 2007, Scott LaPorta agreed to purchase 1,000,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Mr. LaPorta purchased such warrants from us immediately prior to the consummation of our initial public offering on November 27, 2007.
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
For terms of conversion or exercise of our units and warrants, see Item 1.
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
A total of $314,158,960 of the net proceeds from our initial public offering and the sale of insider warrants, including $9,584,655 of deferred underwriting discount, were placed in a trust account established for the benefit of our public stockholders in the event we are unable to complete a business combination. The funds will not be released until the earlier of our completion of a business combination or our liquidation, although we were able to withdraw up to $4,100,000 of these funds for working capital purposes, $1,445,882 (as of December 31, 2008) of these funds are still available. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $6,633,182 in interest through December 31, 2008.
Following the consummation of our initial public offering on November 27, 2007 through December 31, 2008, we have incurred operating expenses of $7,243,995.
Item 6. Selected Financial Data
The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report. We have not had any significant operations to date, so only balance sheet data is presented.

	As of December 31,
	2008	2007
Balance Sheet Data:
Total assets	$318,395,203	$315,466,234
Total liabilities	10,266,712	10,410,149
Value of common stock which may be redeemed for cash ($9.91 per share)	94,983,921	94,538,357
Stockholders’ equity	213,144,570	210,517,728

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
Overview
We are a blank check company formed on June 28, 2007, to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effect an initial business combination using cash from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, stock and debt.
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
Results of Operations for the Fiscal Year Ended December 31, 2008
For the fiscal year ended December 31, 2008, we had a net loss of ($1,998,110) (($1,552,546) before the adjustment of $445,564 of net interest attributable to common stock subject to redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the fiscal year ended December 31, 2008 were $7,243,995 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.
Settlement Agreement with our Former Chief Executive Officer
On December 23, 2008, we entered into a settlement agreement, the Settlement Agreement, with our former Chief Executive Officer in connection with his termination as our Chief Executive Officer and his resignation from our Board of Directors. The Settlement Agreement provides that his employment terminated without cause effective as of December 23, 2008. He received a severance payment from us in the sum of $247,917, less applicable withholding taxes. The Settlement Agreement also provides that: (i) he irrevocably and unconditionally retains his option to purchase 495,000 shares of our common stock from our sponsor, Hayground Cove at an exercise price of $0.001 per share under the terms of his employment agreement and his termination under the terms of the Settlement Agreement shall not constitute a forfeiture of any part of his option; (ii) he shall be deemed to be fully vested in the option as of the effective date of the Settlement Agreement, provided however that he shall not be entitled to exercise all or any portion of the option until on or after the date that is six months after the closing date of a business combination and that he shall have the right to exercise the option at any time on or after such date; (iii) he irrevocably and unconditionally retains all rights and title to the 25,000 founder shares he received in connection with his service on our Board of Directors under his employment agreement and that we irrevocably and unconditionally relinquish any and all rights under his employment agreement or otherwise to redeem or repurchase these shares; (iv) he irrevocably and unconditionally retains all rights and title to the 1,000,000 insider warrants he purchased and the we irrevocably and unconditionally relinquish any and all rights under his employment agreement or otherwise to redeem or repurchase the warrants; (v) we shall maintain directors and officers’ liability insurance that names him as an insured under such policies for a period of six years following the effective date of the Settlement Agreement at a level commensurate with that which is then applicable to our most senior executives and directors; (vi) he acknowledges that his non-solicitation obligations under his employment agreement survive the termination thereof, and he therefore may not, for a period of two years commencing on the date of his termination, solicit our employees, personnel, consultants, advisers or contractors or encourage in any manner our customers or clients to reduce their relationship with us; and (vii) he acknowledges that his option, the shares of our stock he may acquire upon exercise of his option, the shares he received as a member of our Board of Directors and his warrants will all be subject to the terms of a lock-up agreement, dated October 3, 2007, between Hayground Cove and us. The Settlement Agreement also provides for a mutual general release of claims he has or may have against us or our officers, directors and affiliates or we have or may have against him.

Liquidity and Capital Resources
As of December 31, 2008, we had unrestricted cash of $1,445,882 and cash held in trust of $316,692,141, including $2,533,181 of interest earned and $9,584,655 of deferred underwriting discount. Until the consummation of our initial public offering, our primary source of liquidity was a $139,025 loan made to us in August 2007 by our sponsor, Hayground Cove Asset Management LLC. This loan was repaid out of the proceeds of the offering. All liabilities were related to costs associated with the offering.
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
Simultaneously with the consummation of our initial public offering, we consummated a private placement of 8,500,000 warrants, the insider warrants, to Hayground Cove Asset Management LLC and our former Chief Executive Officer, at a purchase price of $1.00 per insider warrants. We received net proceeds of $8,500,000 from the sale of the insider warrants.
A total of $314,158,960 of the net proceeds from the sale of the insider warrants and our initial public offering, including $9,584,655 of deferred underwriting discount, were deposited into the trust account established for the benefit of our public stockholders. The funds will not be released until the earlier of our completion of an initial business combination or our liquidation.
As of December 31, 2008, $1,445,882 of funds held outside of the trust account remain to cover our working capital requirements. We believe that prior to the consummation of a business combination, such amounts will be sufficient to cover our operating expenses and to cover the expenses incurred in connection with a business combination.
Assuming that a business combination is not consummated during that time, we anticipate making the following expenditures during the time period:
•	legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, including without limitation third-party fees for assisting us in performing due diligence investigations of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations (including the proxy statement in connection with a business combination);

•	expenses and fees relating to our services agreement with our sponsor and certain general and administrative services; and

•	general working capital that will be used for miscellaneous expenses, including reimbursement of any out-of-pocket expenses incurred by our founding stockholders, directors and officers in connection with activities on our behalf, director and officer liability and other insurance premiums and, if we must dissolve and liquidate, further expenditures for dissolution and liquidation costs.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the disclosure of contingent assets and liabilities in the financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. Actual amounts and results could differ from those estimates. If we were to effect a business combination, estimates and assumptions would be based on historical factors, current circumstances and the experience and judgment of our management, and we would evaluate these assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. The estimates and assumptions that management believes are the most significant in preparing our financial statements are described below.
Accounting and Reporting by Development Stage Enterprises
We comply with the accounting and reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
Income (loss) Per Common Share
Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares for the period. Diluted income (loss) per share reflects the potential dilution that could occur if derivative securities were to be exercised or converted and would otherwise result in the issuance of common stock.
For the year ended December 31, 2008 and for the period from June 28, 2007 (inception) to December 31, 2008, we had potentially dilutive securities in the form of 40,448,850 warrants, including 8,500,000 sponsors’ warrants issued in a private placement and 31,948,850 warrants issued as part of the units in our initial public offering. We use the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
Our statements of operations for the year ended December 31, 2008 and for the period from June 28, 2007 (inception) to December 31, 2008 include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.
Fair value of financial instruments
We do not enter into financial instruments or derivative contracts for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities.
Income Taxes
We comply with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Accounting for Uncertainty in Income Taxes
We also comply with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. We adopted FIN 48 on the inception date, June 28, 2007. We did not recognize any adjustments for uncertain tax positions during the year ended December 31, 2008.
Classification and Measurement of Redeemable Securities
We account for redeemable common stock in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1 to our financial statements, the business combination will only be consummated if a majority of the shares of common stock voted by our public stockholders are voted in favor of the business combination and public stockholders holding less than 30% (9,584,655) of common stock sold in our initial public offering exercise their redemption rights. As further discussed in Note 1 to our financial statements, if a business combination is not consummated by November 27, 2009 we will liquidate. Accordingly, 9,584,654 shares of common stock have been classified outside of permanent equity at redemption value in the accompanying balance sheets. We recognize changes in the redemption value immediately as they occur and adjust the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $314,158,960 of the net offering proceeds (which includes $9,584,655 of deferred underwriting discount) has been placed into a trust account at The Bank of New York, with Continental Stock Transfer & Trust Company as trustee. The balance in our trust account as of December 31, 2008 was $316,692,141. We are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in registered money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities with respect to the market activities to which we are exposed.
Item 8. Financial Statements and Supplementary Data
See Part IV, Item 15 of this Annual Report
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Jason N. Ader, our Chief Executive Officer, and Andrew Nelson, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, Mr. Ader and Mr. Nelson concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.
Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
Hays & Company, LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2008, a copy of which is included herein.
Changes in Internal Controls over Financial Reporting
As a result of the evaluation completed by Mr. Ader and Mr. Nelson, we have concluded that there were no changes during the fiscal year ended December 31, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III, (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2008 in connection with our 2008 Annual Meeting of Stockholders.
Item 11. Executive Compensation
See Item 10.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See Item 10.

Item 13. Certain Relationships and Related Transactions, and Director Indepencence
See Item 10.
Item 14. Principal Accountant Fees and Services
See Item 10.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
1. Financial Statements:
See Index to Financial statements immediately following Signatures.
2. Financial Statement Schedule(s):
All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
3. Exhibits:
We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the following Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

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

Exhibit No.	Description

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

Exhibit No.		Description

10.11
Form of Director Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on December 29, 2008)

10.12
Settlement Agreement and General Release, dated December 23, 2008, between the Company and Scott LaPorta (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on December 29, 2008)

10.13
Director Resignation Agreement, dated December 23, 2008, between the Company, Robert M. Foresman, Carl H. Hahn, Philip A. Marineau and Steven Westly (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on December 29, 2008)

14.1
Code of Ethics (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

31.1	*	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

*	Filed herewith
(c) Financial Statement Schedules
See Financial Statements immediately following Index to Financial Statements. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 16, 2009.

GLOBAL CONSUMER ACQUISITION CORP.
By:	/s/ Jason N. Ader
	Name:	Jason N. Ader
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on March 16, 2009 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Jason N. Ader Jason N. Ader	Chairman and Chief Executive Officer

/s/ Andrew Nelson Andrew Nelson	Chief Financial Officer and Director

/s/ Richard A.C. Coles Richard A.C. Coles	Director

/s/ Michael B. Frankel Michael B. Frankel	Director

/s/ Mark Schulhof Mark Schulhof	Director

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
FINANCIAL STATEMENTS
PERIOD FROM JUNE 28, 2007 (INCEPTION)
TO DECEMBER 31, 2008

To the Board of Directors and Stockholders of
Global Consumer Acquisition Corp.
Report of Independent Registered Public Accounting Firm
We have audited the accompanying balance sheets of Global Consumer Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and for the periods from June 28, 2007 (inception) to December 31, 2007 and from June 28, 2007 (inception) to December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Consumer Acquisition Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the periods from June 28, 2007 (inception) to December 31, 2007 and from June 28, 2007 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Global Consumer Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Hays & Company LLP Hays & Company LLP
New York, New York
March 16, 2009

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

Assets
Cash and cash equivalents	$1,445,882	$81,163
Investments held in trust	316,692,141	315,127,891
Prepaid expenses	257,180	257,180

	$318,395,203	$315,466,234

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$682,057	$326,719
Accrued offering costs	—	498,775
Deferred underwriters’ commission	9,584,655	9,584,655

	10,266,712	10,410,149

Common stock, subject to possible conversion, 9,584,654 shares stated at conversion value	94,983,921	94,538,357

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,936,063 issued and outstanding	3,036	3,036
Additional paid-in capital	214,082,720	209,903,332

Retained earnings (deficit) accumulated during the development stage	(941,186)	611,360

	213,144,570	210,517,728

	$318,395,203	$315,466,234

The accompanying notes are an integral part of these financial statements

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Period from	Period from
		June 28, 2007	June 28, 2007
	Year ended	(inception) to	(inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Revenue	$—	$—	$—

Operating expenses
General and administrative expenses	2,619,043	73,606	2,692,649
Stock based compensation	4,624,952	284,014	4,908,966

Loss from operations	(7,243,995)	(357,620)	(7,601,615)

Interest income	5,691,449	968,980	6,660,429

Net (loss) income	$(1,552,546)	$611,360	$(941,186)

Earnings per share

Net (loss) income	$(1,552,546)	$611,360	$(941,186)

Deferred interest on investments held in trust relating to common shares subject to possible conversion	(445,564)	(321,208)	(766,772)

Net (loss) income attributable to common stockholders	$(1,998,110)	$290,152	$(1,707,958)

Weighted average number of common shares subject to possible conversion outstanding	9,584,654	9,584,654

Earnings per share common shares subject to possible conversion	$0.05	$0.03

Weighted average number of common shares outstanding — basic	39,936,063	14,451,397

Weighted average number of common shares outstanding — diluted	80,384,913	54,900,247

Basic (loss) earnings per common share	$(0.05)	$0.02

Diluted earnings per common share		$0.01

The accompanying notes are an integral part of these financial statements

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
PERIOD FROM JUNE 28, 2007 (INCEPTION)
TO DECEMBER 31, 2008

				Earnings (deficit)
				accumulated
				during the
	Common Stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total
Common shares issued at $0.001 per share	8,625,000	$863	$7,762	$—	$8,625

Sale of 31,948,850 units, net of underwriter’s commissions and offering expenses (includes 9,584,654 shares subject to possible conversion)	31,948,850	3,195	295,649,528	—	295,652,723

Proceeds subject to possible conversion of 9,584,654 shares	—	(958)	(94,216,190)	—	(94,217,148)

Proceeds from issuance of private placement warrants	—	—	8,500,000	—	8,500,000

Redemption of common shares at $0.001 per share	(637,787)	(64)	(574)	—	(638)

Stock based compensation	—	—	284,014	—	284,014

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(321,208)	—	(321,208)

Net income	—	—	—	611,360	611,360

Balance at December 31, 2007	39,936,063	$3,036	$209,903,332	$611,360	$210,517,728

Stock based compensation	—	—	4,624,952	—	4,624,952

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(445,564)	—	(445,564)

Net loss	—	—	—	(1,552,546)	(1,552,546)

Balance at December 31, 2008	39,936,063	$3,036	$214,082,720	$(941,186)	$213,144,570

The accompanying notes are an integral part of these financial statements

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Period from	Period from
		June 28, 2007	June 28, 2007
	Year ended	(inception) to	(inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Cash flow from operating activities
Net (loss) income	$(1,552,546)	$611,360	$(941,186)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock based compensation	4,624,952	284,014	4,908,966
Interest earned on cash held in trust	(5,664,250)	(968,931)	(6,633,181)
Changes in operating assets and liabilities
Prepaid expenses	—	(257,180)	(257,180)
Accrued expenses	355,338	326,719	682,057
Accrued offering costs	(498,775)	498,775	—

Net cash (used in) provided by operating activities	(2,735,281)	494,757	(2,240,524)

Cash flow from investing activities
Cash withdrawn from trust account for working capital	4,100,000	—	4,100,000
Cash placed in trust account	—	(314,158,960)	(314,158,960)

Net cash provided by (used in) investing activities	4,100,000	(314,158,960)	(310,058,960)

Cash flow from financing activities
Proceeds from sales of shares of common stock to initial stockholders, net	—	7,987	7,987
Proceeds from sale of warrants in private placement	—	8,500,000	8,500,000
Proceeds from initial public offering	—	319,488,500	319,488,500
Payment of underwriter’s discount and offering costs	—	(14,251,121)	(14,251,121)

Net cash provided by financing activities	—	313,745,366	313,745,366

Net increase in cash	1,364,719	81,163	1,445,882
Cash, beginning of period	81,163	—	—

Cash, end of period	$1,445,882	$81,163	$1,445,882

Supplemental disclosure of non-cash financing activities
Deferred interest on investments held in trust relating to common shares subject to possible conversion	$445,564	$321,208	$766,772

Deferred underwriter commissions included in proceeds from initial public offering	$—	$9,584,655	$9,584,655

The accompanying notes are an integral part of these financial statements

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
PERIOD FROM JUNE 28, 2007 (INCEPTION)
TO DECEMBER 31, 2008

1.	ORGANIZATION AND BUSINESS OPERATIONS
Global Consumer Acquisition Corp. (a development stage company) (the “Company”) is a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 20, 2007. The Company consummated the Offering on November 21, 2007 and received net proceeds of $305,658,960 and $8,500,000 from the private placement sale of insider warrants (Note 3). Substantially, all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination (“Business Combination”). The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a Business Combination. Management agreed that 98.3% or $314,158,960 ($316,692,141 at December 31, 2008 including accrued interest) of the gross proceeds from the Offering would be held in a trust account (“Trust Account”) until the earlier of (i) the completion of a Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining unrestricted interest earned of $1,445,882 not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial Business Combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination and public stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights described below.
Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company does not consummate a Business Combination by November 27, 2009 the Company will cease to exist except for the purposes of winding up its affairs and liquidating.
All of our founding stockholders have agreed to vote all their shares of common stock owned by them prior to our initial public offering in accordance with the majority of shares of common stock held by public stockholders who vote at a meeting with respect to a business combination and any shares of common stock acquired by them in or after our initial public offering in favor of a business combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, the Company will redeem the common stock of its Public Stockholders who voted against the business combination and elected to have their shares of common stock converted into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, less any remaining tax liabilities relating to interest income, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Public Stockholders who convert their stock into their share of the Trust Account retain their warrants. The Company will not complete any proposed business combination for which it’s Public Stockholders owning 30% or more of the shares sold in the Offering both vote against a Business Combination and exercise their conversion rights. At December 31, 2008, 9,584,654 shares of the common stock issued in connection with the Offering were subject to redemption.

2.	SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
At December 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents and investments held in trust. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $250,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Stock based compensation
The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment”, as interpreted by Staff Accounting Bulletin No. 107 (“SAB 107”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest based on time-based or performance-based conditions.
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
The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on the inception date, June 28, 2007. The Company did not recognize any adjustments for uncertain tax positions during the year ended December 31, 2008.

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
The 7,987,213 shares of common stock issued to the Company’s initial stockholders were issued for $0.001 per share, which is considerably less than the Offering per share price. Under the provisions of FASB No. 128 and SAB Topic 4:D such shares have been assumed to be retroactively outstanding since July 27, 2007, inception.
For the year ended December 31, 2008 and for the period from June 28, 2007 (inception) to December 31, 2008, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive.
The following table sets forth the computation of basic and diluted per share information:

		Period from	Period from
		June 28, 2007	June 28, 2007
	Year ended	(inception) to	(inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Numerator:
Net (loss) income available to common stockholders	$(1,998,110)	$290,152	$(1,707,958)

Denominator:
Weighted-agerage common shares outstanding	39,936,063	14,451,397	31,348,838
Dilutive effect of warrants	40,448,850	40,448,850	40,448,850

Weighted-average comon shares outstanding, assuming dilution	80,384,913	54,900,247	71,797,688

Net (loss) income per share
Basic	$(0.05)	$0.02	$(0.05)

Diluted		$0.01

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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS 141(R) is effective for business combinations occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard. SFAS 141(R) will have an impact on the accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.	INITIAL PUBLIC OFFERING
On November 27, 2007, the Company sold 31,948,850 Units, including 1,948,850 Units from the partial exercise of the underwriters’ over-allotment option, at an Offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 per share commencing the later of the completion of a Business Combination or November 27, 2009 and expiring November 27, 2012. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, but only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which the notice of redemption is given.
The Company agreed to pay the underwriters in the Offering an underwriting commission of 7% of the gross proceeds of the Offering. However, the underwriters agreed that approximately 3% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payments upon the Company’s liquidation if it is unable to complete a Business Combination. As of December 31, 2008 the deferred underwriting commissions were $9,584,655.

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
Based upon observable market prices, the Company determined that the grant date fair value of the Founder Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation was based on all comparable initial public offerings by blank check companies in 2007. The Company will record compensation expense of $850,000 in connection with the Founder Warrants, which is the amount equal to the grant date fair value of the warrants minus the purchase price. The compensation expense will be recognized over the estimated service period of 24 months. The Company estimated the service period as the estimated time to complete a Business Combination. The Company recognized $515,625 in stock based compensation expense related to the Founder Warrants for the period from June 28, 2007 (inception) to December 31, 2008.
The holders of a majority of all of the Founder Shares (Note 6) and shares of common stock issuable upon exercise of the Founder Warrants will be entitled to make up to two demands that the Company register these securities pursuant to an agreement signed in connection with the insider private placement. Such holders may elect to exercise these registration rights at any time after the date of the Offering. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements the Company might file subsequent to the date of the Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

4.	RELATED PARTY TRANSACTIONS
Certain of the Company’s officers, directors and its Initial Stockholders are also officers, directors, employees and affiliated entities of Hayground Cove Asset Management LLC, the Company’s sponsor.
Services Agreement
The Company agreed to pay Hayground Cove Asset Management LLC, $10,000 per month, plus out-of-pocket expenses not to exceed $10,000 per month, for office space and services related to the administration of the Company’s day-to-day activities. This agreement was effective upon the consummation of the Offering and will terminate at the closing of a Business Combination. The Company incurred $13,000 in connection with this agreement for the period from June 28, 2007 (inception) to December 31, 2007, $120,000 for the year ended December 31, 2008 and $133,000 for the period from June 28, 2007 (inception) to December 31, 2008. $13,000 and $0 were included in accrued expenses at December 31, 2007 and 2008, respectively.
Note Payable
The Company issued a total of $139,025 of unsecured promissory notes to Hayground Cove Asset Management, LLC. The note was repaid on November 27, 2007 from the proceeds of the Offering.

5.	INCOME TAXES
At December 31, 2008, the Company had no federal income tax expense or benefit but did have a federal tax net operating loss carry-forward of approximately $43,300. The federal net operating loss carry-forwards will begin to expire in 2027, unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred.
Significant components of the Company’s net deferred tax assets at December 31, 2008 and 2007 are shown below. A valuation allowance of $2,530,300 and $216,300 has been established to offset the net deferred tax assets at December 31, 2008 and 2007, respectively, as realization of such assets is uncertain.

	2008	2007
Noncurrent net operating loss carryforwards	$859,700	$14,700
Start-up costs	98,100	105,000
Other noncurrent	1,572,500	96,600

Total deferred tax assets	2,530,300	216,300

Deferred tax asset valuation allowance	(2,530,300)	(216,300)

Net deferred taxes	$—	$—

As of December 31, 2008 and 2007 no provision for state and local income has been made since the Company was formed as a vehicle to effect a Business Combination and as a result does not conduct operations and is not engaged in a trade or business in any state.

6.	STOCKHOLDERS’ EQUITY
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
At December 31, 2008 and 2007, there were 40,448,339 shares of common stock reserved for issuance upon exercise of the Company’s outstanding options and warrants.

Restricted Stock Units
Pursuant to Letter Agreements dated December 23, 2008 between the Company and each of its independent directors, Richard A.C. Coles, Michael B. Frankel and Mark Schulhof, the Company granted each independent director 50,000 restricted stock units with respect to shares of the Company’s common stock, subject to certain terms and conditions. Subject to stockholder approval, the restricted stock units shall fully vest on the closing date of a business combination. Settlement of vested restricted stock units will occur on the date that is 180 calendar days after the Vesting Date. Restricted stock units will be settled by delivery of one share of the Company’s common stock for each restricted stock unit settled. The restricted stock units will not be considered granted until the grant has been approved by stockholders. At that time, the Company will incur compensation expense equal to the grant date fair value of the restricted stock units.

7.	FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted SFAS No. 157 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provision of FASB Staff Positions No. 157-2, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
The adoption of SFAS No. 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s financial results.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of December 31, 2008

	Fair Value	Quoted Prices in	Significant Other	Significant
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in trust	$316,692,141	$—	$316,692,141	$—

Total	$316,692,141	$—	$316,692,141	$—

Investments held in trust
As of December 31, 2008, the Company’s investments held in trust were invested in the JP Morgan U.S. Treasury Plus Money Market Fund. The fund, under normal circumstances, invests its assets exclusively in obligations of the U.S. Treasury, including Treasury bills, bonds and notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements fully collateralized by U.S. Treasury securities. The Company recognized interest income of $6,633,182 on these investments for the period from June 28, 2007 (inception) to December 31, 2008.

As of January 15, 2009, the Company’s investments held in trust are invested in the Federated U.S. Treasury Cash Reserve Fund. The fund invests only in a portfolio of short-term U.S. Treasury securities.
The fair values of the Company’s investments held in the Trust Account are determined through market, observable and corroborated sources.
The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

8.	COMMITMENTS AND CONTINGENCIES
There is no material litigation currently pending against the Company or any members of its management team in their capacity as such.
The Initial Stockholders have waived their right to receive distributions with respect to their Founder Shares upon the Company’s liquidation.
Pursuant to an employment agreement effective August 1, 2007 between the Company and its former CEO, the Company’s former CEO obtained an option to purchase 475,000 shares of founders shares at a purchase price of $0.001 per share from the Company’s sponsor and its affiliates, which option will vest on the date (the “Trigger Date”) that is one year after the closing of a qualifying Business Combination, but the vesting will occur only if the appreciation of the per share price of the Company’s common stock is either (i) greater than 1x the Russell 2000 hurdle rate on the Trigger Date or (ii) exceeds the Russell 2000 hurdle rate for 20 consecutive trading days after the Trigger Date. The Russell hurdle rate means the Russell 2000 Index performance over the period between the completion of the Offering and the Trigger Date. The amount of the option was increased by the amount of shares equal to 10,000 shares for each $10,000,000 of gross proceeds from the exercise of the underwriters over-allotment option. As a result the option was increased to 495,000 shares due to the exercise of 1,948,850 Units of the underwriters over-allotment option.
The Company determined that the fair value of the options on the date of grant, November 27, 2007 was $4,573,597. The fair value of the option is based on a Black-Scholes model using an expected life of three years, stock price of $9.25 per share, volatility of 33.7% and a risk-free interest rate of 4.98%. However, because shares of the Company’s common stock did not have a trading history, the volatility assumption is based on information that was available to the Company. The Company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of shares of the Company’s common stock. In addition, the Company believes a stock price of $9.25 per share is a fair assumption based on the Company’s observation of market prices for comparable shares of common stock. This assumption is based on all comparable initial public offerings by blank check companies in 2007. The stock based compensation expense will be recognized over the service period of 24 months. The Company estimated the service period as the estimated time to complete a business combination. However, pursuant to a Settlement Agreement dated December 23, 2008, the options were deemed to be fully vested as of the effective date of the Settlement Agreement. As a result, the entire remaining compensation expense was recognized by the Company on December 23, 2008. The Company recognized $237,973 in stock based compensation expense related to the options for the period from June 28, 2007 (inception) to December 31, 2007, $4,155,368 for the year ended December 31, 2008 and $4,393,341 for the period from June 28, 2007 (inception) to December 31, 2008. The Company also, as required under the terms of the Settlement Agreement, accrued $247,917 in compensation expenses related to a severance payment that was paid to the former CEO during January 2009.

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

9.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The Company’s unaudited condensed quarterly financial information is as follows for the year ended December 31, 2008 and for period June 28, 2007 (inception) to December 31, 2008:

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Year Ended December 31, 2008
Operating Expenses	$(3,998,364)	$(1,176,160)	$(1,150,529)	$(918,942)
Interest income	431,067	1,750,226	1,481,237	2,028,919

Net (loss) income for the period	$(3,567,297)	$574,066	$330,708	$1,109,977
Weighted average number of common shares outstanding not subject to possible redemption, basic	39,936,063	39,936,063	39,936,063	39,936,063
Weighted average number of common shares outstanding not subject to possible redemption, diluted	80,384,913	80,384,913	80,384,913	80,384,913

Net (loss) income per common share not subject to possible redemption, basic	$(0.09)	$0.01	$0.01	$0.03
Net income per common share not subject to possible redemption, diluted		$0.01	$0.00	$0.01

June 28, 2007
(inception) to
December 31, 2007
From Inception to December 31, 2007
Operating Expenses	$(357,620)
Interest income	968,980

Net income (loss) for the period	$611,360
Weighted average number of common shares outstanding not subject to possible redemption, basic	14,451,397
Weighted average number of common shares outstanding not subject to possible redemption, diluted	54,900,247
Net income per common share not subject to possible redemption, basic	$0.04
Net income per common share not subject to possible redemption, diluted	$0.01

EXHIBIT INDEX

Exhibit No.	Description

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

Exhibit No.		Description

10.6
Amendment No. 1 to the Warrant Subscription Agreement, dated August 1, 2007, by and between the Company and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

10.7
Amendment No. 2 to the Warrant Subscription Agreement, dated October 18, 2007, by and between the Company and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on October 25, 2007)

10.8
Form of Founders’ Shares Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on July 24, 2007)

10.9
Promissory Note, dated August 31, 2007, issued to Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Form S-1, File No. 333- 144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

10.10
Form of Indemnification Agreement between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

10.11
Form of Director Agreement between the Company and each of the directors of the Company (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on December 29, 2008)

10.12
Settlement Agreement and General Release, dated December 23, 2008, between the Company and Scott LaPorta (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on December 29, 2008)

10.13
Director Resignation Agreement, dated December 23, 2008, between the Company, Robert M. Foresman, Carl H. Hahn, Philip A. Marineau and Steven Westly (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on December 29, 2008)

14.1
Code of Ethics (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

31.1	*	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by the Company with the Securities and Exchange Commission on September 6, 2007)

*	Filed herewith