Form 10-Q
period 2009-03-31
Global Consumer Acquisition Corp.
filed 2009-05-11
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ NA ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 11, 2009, the registrant had 39,936,064 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL CONSUMER ACQUISITION CORP.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents	$770,704	$1,445,882
Investments held in trust	316,761,187	316,692,141
Prepaid expenses	182,030	257,180

	$317,713,921	$318,395,203

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$758,607	$682,057
Deferred underwriters’ commission	9,584,655	9,584,655

	10,343,262	10,266,712

Common stock, subject to possible conversion, 9,584,654 shares stated at conversion value	94,983,921	94,983,921

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,936,064 issued and outstanding	3,036	3,036
Additional paid-in capital	214,176,469	214,082,720
Deficit accumulated during the development stage	(1,792,767)	(941,186)

	212,386,738	213,144,570

	$317,713,921	$318,395,203

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			June 28, 2007
	Three Months Ended	Three Months Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Revenue	$—	$—	$—

Operating expenses
General and administrative expenses	828,454	263,524	3,521,103
Stock based compensation	93,749	655,418	5,002,715

Loss from operations	(922,203)	(918,942)	(8,523,818)

Interest income	70,622	2,028,919	6,731,051

Net (loss) income	$(851,581)	$1,109,977	$(1,792,767)

Earnings per share

Net (loss) income	$(851,581)	$1,109,977	$(1,792,767)

Deferred interest on investments held in trust relating to common shares subject to possible conversion	$—	91,711	(766,772)

Net (loss) income attributable to common stockholders	$(851,581)	$1,201,688	$(2,559,539)

Weighted average number of common shares subject to possible conversion outstanding	9,584,654	9,584,654

Earnings per share common shares subject to possible conversion	$—	$(0.01)

Weighted average number of common shares outstanding — basic	39,936,064	39,936,064

Weighted average number of common shares outstanding — diluted	80,384,913	80,384,913

Basic (loss) earnings per common share	$(0.02)	$0.03

Diluted earnings per common share	$(0.02)	$0.01

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 28, 2007 (INCEPTION) TO MARCH 31, 2009
(Unaudited)

				Earnings (deficit)
				accumulated
				during the
	Common Stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total
Common shares issued at $0.001 per share	8,625,000	$863	$7,762	$—	$8,625
Sale of 31,948,850 units, net of underwriter’s commissions and offering expenses (includes 9,584,654 shares subject to possible conversion)	31,948,850	3,195	295,649,528	—	295,652,723
Proceeds subject to possible conversion of 9,584,654 shares	—	(958)	(94,216,190)	—	(94,217,148)

Proceeds from issuance of private placement warrants	—	—	8,500,000	—	8,500,000

Redemption of common shares at $0.001 per share	(637,786)	(64)	(574)	—	(638)

Stock based compensation	—	—	284,014	—	284,014

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(321,208)	—	(321,208)

Net income	—	—	—	611,360	611,360

Balance at December 31, 2007	39,936,064	$3,036	$209,903,332	$611,360	$210,517,728
Stock based compensation	—	—	4,624,952	—	4,624,952

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(445,564)	—	(445,564)

Net loss	—	—	—	(1,552,546)	(1,552,546)

Balance at December 31, 2008	39,936,064	$3,036	$214,082,720	$(941,186)	$213,144,570
Stock based compensation	—	—	93,749	—	93,749
Net loss	—	—	—	(851,581)	(851,581)

Balance at March 31, 2009	39,936,064	$3,036	$214,176,469	$(1,792,767)	$212,386,738

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			June 28, 2007
	Three Months Ended	Three Months Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flow from operating activities
Net (loss) income	$(851,581)	$1,109,977	$(1,792,767)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock based compensation	93,749	655,418	5,002,715
Interest earned on cash held in trust	(69,046)	(2,026,358)	(6,702,227)
Changes in operating assets and liabilities
Prepaid expenses	75,150	75,151	(182,030)
Accrued expenses	76,550	(498,775)	758,607
Accrued offering costs	—	(229,445)	—

Net cash used in operating activities	(675,178)	(914,032)	(2,915,702)

Cash flow from investing activities
Cash withdrawn from trust account for working capital	—	2,332,064	4,100,000
Cash placed in trust account	—	—	(314,158,960)

Net cash provided by (used in) investing activities	—	2,332,064	(310,058,960)

Cash flow from financing activities
Proceeds from sales of shares of common stock to initial stockholders, net	—	—	7,987
Proceeds from sale of warrants in private placement	—	—	8,500,000
Proceeds from initial public offering	—	—	319,488,500
Payment of underwriter’s discount and offering costs	—	—	(14,251,121)

Net cash provided by financing activities	—	—	313,745,366

Net (decrease) increase in cash	(675,178)	1,418,032	770,704
Cash and cash equivalents, beginning of period	1,445,882	81,163	—

Cash and cash equivalents, end of period	$770,704	$1,499,195	$770,704

Supplemental disclosure of non-cash financing activities
Deferred interest on investments held in trust relating to common shares subject to possible conversion	$—	$(91,711)	$766,772

Deferred underwriter commissions included in proceeds from initial public offering	$—	$—	$9,584,655

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1	Interim Financial Information
These unaudited condensed financial statements as of March 31, 2009, for the three months ended March 31, 2009 and 2008, and for the period from June 28, 2007 (inception) to March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from June 28, 2007 (inception) to December 31, 2008, which are included in Global Consumer Acquisition Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
2	Organization and Business Operations
Global Consumer Acquisition Corp. (a development stage company) (the “Company”) is a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 20, 2007. The Company consummated the Offering on November 21, 2007 and received net proceeds of $305,658,960 and $8,500,000 from the private placement sale of Founder Warrants (Note 4). Substantially, all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination. The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a business combination. Management agreed that 98.3% or $314,158,960 ($316,761,187 at March 31, 2009 including accrued interest) of the gross proceeds from the Offering would be held in a trust account (“Trust Account”) until the earlier of (i) the completion of a business combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining unrestricted interest earned of $770,704 not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights described below.
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
With respect to a business combination that is approved and consummated, the Company will redeem the common stock of its Public Stockholders who voted against the business combination and elected to have their shares of common stock converted into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed business combination, less any remaining tax liabilities relating to interest income, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Public Stockholders who convert their stock into their share of the Trust Account retain their warrants. The Company will not complete any proposed business combination for which it’s Public Stockholders owning 30% or more of the shares sold in the Offering both vote against a business combination and exercise their conversion rights. At March 31, 2009, 9,584,654 shares of the common stock issued in connection with the Offering were subject to redemption.

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
Investments held in trust
As of March 31, 2009, the Company’s investments held in trust were invested in the Federated U.S. Treasury Cash Reserve Fund. The fund invests only in a portfolio of short-term U.S. Treasury securities. The Company recognized interest income of $69,046 on these investments for the three months ended March 31, 2009, and $6,702,227 for the period June 28, 2007 (inception) through March 31, 2009. The Company did not withdraw any earned interest from the Trust Account for working capital purposes during the three months ended March 31, 2009 and withdrew $4,100,000 for the period June 28, 2007 (inception) through March 31, 2009, in accordance with the Offering.
As of March 31, 2008, the Company’s investments held in trust were invested in federally tax exempt securities. The Company recognized interest income of $2,026,358 on these investments for the three months ended March 31, 2008 and $2,995,289 the period June 28, 2007 (inception) through March 31, 2008. The Company withdrew $2,332,064 of earned interest from the trust account for working capital purposes in accordance with the Offering during the three months ended March 31, 2008.
4	Initial Public Offering
On November 27, 2007, the Company sold 31,948,850 Units, including 1,948,850 Units from the partial exercise of the underwriters’ over-allotment option, at an Offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 per share commencing the later of the completion of a business combination or November 27, 2009 and expiring November 27, 2012. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, but only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which the notice of redemption is given. The Company agreed to pay the underwriters in the Offering an underwriting commission of 7% of the gross proceeds of the Offering. However, the underwriters agreed that approximately 3% of the underwriting discount will not be payable unless and until the Company completes a business combination and have waived their right to receive such payments upon the Company’s liquidation if it is unable to complete a business combination. As of March 31, 2009 the deferred underwriting commissions were $9,584,655.
On November 27, 2007, certain of the initial stockholders purchased an aggregate of 8,500,000 warrants (the “Founder Warrants”) from the Company in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities of Act of 1933, as amended. The Founder Warrants were sold for a total purchase price of $8,500,000, or $1.00 per warrant. The private placement took place simultaneously with the consummation of the Offering. Each warrant is exercisable to one share of common stock. The exercise price on the Founder Warrants is $7.50. The Founder Warrants are also subject to a lock-up agreement with the Company’s underwriters and will not be transferable before the consummation of a business combination. The holders of the Founder Warrants are also entitled, at any time and from time to time, to exercise the Founder Warrants on a cashless basis at the discretion of the holder. The proceeds from the sale of the Founder Warrants have been deposited into the Trust Account, subject to a trust agreement and will be part of the funds distributed to the Company’s Public Stockholders in the event the Company is unable to complete a business combination.

Based upon observable market prices, the Company determined that the grant date fair value of the Founder Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation was based on all comparable initial public offerings by blank check companies in 2007. The Company will record compensation expense of $850,000 in connection with the Founder Warrants, which is the amount equal to the grant date fair value of the Founder Warrants minus the purchase price. The compensation expense will be recognized over the estimated service period of 24 months. The Company estimated the service period as the estimated time to complete a business combination. The Company recognized $93,750, $106,250 and $609,375, respectively, in stock based compensation expense related to the Founder Warrants for the three months ended March 31, 2009 and 2008 and the period from June 28, 2007 (inception) to March 31, 2009.
5	Related Party Transactions
Certain of the Company’s officers, directors and its initial stockholders (“Initial Stockholders”) are also officers, directors, employees and affiliated entities of Hayground Cove Asset Management LLC, the Company’s sponsor.
Services Agreement
The Company agreed to pay Hayground Cove Asset Management LLC, $10,000 per month, plus out-of-pocket expenses not to exceed $10,000 per month, for office space and services related to the administration of the Company’s day-to-day activities. This agreement is effective upon the consummation of the Offering and will terminate at the closing of a business combination. Under the terms of this agreement, the company has paid $30,000, $30,000 and $163,000, respectively, for the three months ended March 31, 2009 and 2008 and the period from June 28, 2007 (inception) to March 31, 2009, respectively. As of March 31, 2009, the Company has an outstanding balance due to Hayground Cove Asset Management, LLC of $52,401.
6	Stockholders Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
Common Stock
The Company issued 8,625,000 shares of common stock to the Initial Stockholders for cash proceeds of $8,625 (the “Founder Shares”). In the event the 4,500,000 over-allotment Units (Note 4) were not issued, the Initial Stockholders would be required to redeem the Founder Shares in an amount sufficient to cause the amount of issued and outstanding Founder Shares to equal 20% of the Company’s aggregate amount of issued and outstanding coming stock after giving effect to the issuance of common stock in connection with the Offering. The underwriters exercised 1,948,850 Units of the 4,500,000 over-allotment Units. The underwriters had 30 days from November 27, 2007 to exercise their over-allotment option. Therefore, as of December 27, 2007, 637,786 shares of the Initial Stockholders’ Founder shares were redeemed.
At March 31, 2009, there were 40,448,339 shares of common stock reserved for issuance upon exercise of the Company’s outstanding options and warrants.
Restricted Stock Units
Pursuant to Letter Agreements dated December 23, 2008 between the Company and each of its independent directors, Richard A.C. Coles, Michael B. Frankel and Mark Schulhof, the Company granted each independent director 50,000 Restricted Stock Units (“Restricted Stock Units”) with respect to shares of the Company’s common stock, subject to certain terms and conditions. Subject to stockholder approval, the Restricted Stock Units shall fully vest (“Vesting Date”) on the closing date of a Business Combination (as defined in the Company’s Amended and Restated Certificate of Incorporation). Settlement of the vested Restricted Stock Units will occur on the date that is 180 calendar days after the Vesting Date. Restricted Stock Units will be settled by delivery of one share of the Company’s common stock for each Restricted Stock Unit settled. The Restricted Stock Units will not be considered granted until the grant has been approved by stockholders. At that time, the Company will incur compensation expense equal to the grant date fair value of the Restricted Stock Units.

In consideration of his service as President of the Company, the Company has agreed to grant Daniel Silvers 50,000 Restricted Stock Units with respect to shares of the Company’s common stock, subject to stockholder approval and certain additional terms and conditions contained in his officer letter. The Company has agreed to submit the Restricted Stock Units to a vote of its stockholders in connection with the solicitation of proxies or consents from its stockholders to approve a Business Combination (as defined in the Company’s Amended and Restated Certificate of Incorporation). Subject to stockholder approval, the Restricted Stock Units shall fully vest (“Vesting Date”) on the closing date of a Business Combination (as defined in the Company’s Amended and Restated Certificate of Incorporation). Settlement of vested Restricted Stock Units will occur on the date that is 180 calendar days after the Vesting Date. Restricted Stock Units will be settled by delivery of one share of the Company’s common stock for each Restricted Stock Unit settled. Such Restricted Stock Units shall be subject to a lock-up period that will commence on the date of the agreement granting such Restricted Stock Units and will continue for a period of 180 calendar days after the closing date of a Business Combination.
7	Commitments and Contingencies
There is no material litigation currently pending against the Company or any members of our management team in their capacity as such.
The Initial Stockholders have waived their right to receive distributions with respect to their Founder Shares upon the Company’s liquidation.
8	Indemnifications
The Company has entered into agreements with its officers and directors to provide contractual indemnification in addition to the indemnification provided in its amended and restated certificate of incorporation. The Company believes that these provisions and agreements are necessary to attract qualified officers and directors. The Company’s bylaws also will permit it to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. The Company has purchased a policy of directors’ and officers’ liability insurance that insures the Company’s directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures the Company against its obligations to indemnify the directors and officers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and our combined and consolidated financial statements and related notes thereto included in or incorporated into Part II, Item 8 of our Annual Report on Form 10-K and the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K , as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K .
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
Forward-Looking Statements
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
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
Contractual Obligations, Commitments and Contingencies
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space and general and administrative services payable to Hayground Cove Asset Management LLC (“Hayground Cove”), our sponsor. We began incurring this fee on November 27, 2007, and will continue to incur this fee monthly until the completion of our initial business combination.
Results of Operations for the Three Months Ended March 31, 2009
For the three months ended March 31, 2009, we had a net loss of $851,581. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the three months ended March 31, 2009 were $922,203 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.

Settlement Agreement with our Former Chief Executive Officer
On December 23, 2008, we entered into a settlement agreement, the Settlement Agreement, with our former Chief Executive Officer in connection with his termination as our Chief Executive Officer and his resignation from our Board of Directors. The Settlement Agreement provides that his employment terminated without cause effective as of December 23, 2008. He received a severance payment from us in the sum of $247,917, less applicable withholding taxes. The Settlement Agreement also provides that: (i) he irrevocably and unconditionally retains his option to purchase 495,000 shares of our common stock from our sponsor, Hayground Cove at an exercise price of $0.001 per share under the terms of his employment agreement and his termination under the terms of the Settlement Agreement shall not constitute a forfeiture of any part of his option; (ii) he shall be deemed to be fully vested in the option as of the effective date of the Settlement Agreement, provided however that he shall not be entitled to exercise all or any portion of the option until on or after the date that is six months after the closing date of a business combination and that he shall have the right to exercise the option at any time on or after such date; (iii) he irrevocably and unconditionally retains all rights and title to the 25,000 founder shares he received in connection with his service on our Board of Directors under his employment agreement and that we irrevocably and unconditionally relinquish any and all rights under his employment agreement or otherwise to redeem or repurchase these shares; (iv) he irrevocably and unconditionally retains all rights and title to the 1,000,000 Founder Warrants he purchased and we irrevocably and unconditionally relinquish any and all rights under his employment agreement or otherwise to redeem or repurchase the warrants; (v) we shall maintain directors and officers’ liability insurance that names him as an insured under such policies for a period of six years following the effective date of the Settlement Agreement at a level commensurate with that which is then applicable to our most senior executives and directors; (vi) he acknowledges that his non-solicitation obligations under his employment agreement survive the termination thereof, and he therefore may not, for a period of two years commencing on the date of his termination, solicit our employees, personnel, consultants, advisers or contractors or encourage in any manner our customers or clients to reduce their relationship with us; and (vii) he acknowledges that his option, the shares of our stock he may acquire upon exercise of his option, the shares he received as a member of our Board of Directors and his warrants will all be subject to the terms of a lock-up agreement, dated October 3, 2007, between Hayground Cove and us. The Settlement Agreement also provides for a mutual general release of claims he has or may have against us or our officers, directors and affiliates or we have or may have against him.
Liquidity and Capital Resources
We will use substantially all of the net proceeds of our initial public offering to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses and structuring, negotiating and consummating the business combination. If the business combination is paid for using stock or debt securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.
As of March 31, 2009, we had unrestricted cash of $770,704 and cash held in trust of $316,761,187, including $2,602,227 of interest earned and $9,584,655 of deferred underwriting discount. Until the consummation of our initial public offering, our primary source of liquidity was a $139,025 loan made to us in August 2007 by our sponsor, Hayground Cove. This loan was repaid out of the proceeds of the offering. All liabilities were related to costs associated with the offering.
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
Simultaneously with the consummation of our initial public offering, we consummated a private placement of 8,500,000 warrants, the Founder Warrants, to Hayground Cove and our former Chief Executive Officer, at a purchase price of $1.00 per Founder Warrants. We received net proceeds of $8,500,000 from the sale of the Founder Warrants.
A total of $314,158,960 of the net proceeds from the sale of the Founder Warrants and our initial public offering, including $9,584,655 of deferred underwriting discount, were deposited into the Trust Account established for the benefit of our public stockholders. The funds will not be released until the earlier of our completion of an initial business combination or our liquidation.
As of March 31, 2009, $770,704 of funds held outside of the Trust Account remain to cover our working capital requirements.

Assuming that a business combination is not consummated, we anticipate making the following expenditures during the time period:
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
For the period from June 28, 2007 (inception) to March 31, 2009, we had potentially dilutive securities in the form of 40,448,849 warrants, including 8,500,000 sponsors’ warrants issued in a private placement and 31,948,850 warrants issued as part of the units in our initial public offering. We use the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
For the three months ended March 31, 2009 and 2008, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive.
Our statements of operations for the three months ended March 31, 2009 and 2008 and for the period from June 28, 2007 (inception) to March 31, 2009 include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.
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
Accounting for Uncertainty in Income Taxes
We also comply with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. We adopted FIN 48 on the inception date, June 28, 2007. We did not recognize any adjustments for uncertain tax positions during the period ended March 31, 2009.
Classification and Measurement of Redeemable Securities
We account for redeemable common stock in accordance with the Financial Accounting Standards Board’s Emerging Issue Task Force D-98 “ Classification and Measurement of Redeemable Securities ” which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 2 to our financial statements, the business combination will only be consummated if a majority of the shares of common stock voted by our public stockholders are voted in favor of the business combination and public stockholders holding less than 30% (9,584,654) of common stock sold in our initial public offering exercise their redemption rights. As further discussed in Note 2 to our financial statements, if a business combination is not consummated by November 27, 2009 we will liquidate. Accordingly, 9,584,654 shares of common stock have been classified outside of permanent equity at redemption value in the accompanying balance sheets. We recognize changes in the redemption value immediately as they occur and adjust the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. On March 31, 2009, $316,761,187 of the net offering proceeds (which includes $9,584,655 of deferred underwriting discount and $2,602,227 of accrued interest) has been placed into the Trust Account. We are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-drive rates or prices. The net proceeds of our initial public offering held in the Trust Account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in registered money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities with respect to the market activities to which we are exposed.
ITEM 4. CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon this evaluation, we concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of March 31, 2009.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
As of May 11, 2009, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CONSUMER ACQUISITION CORP. Date: May 11, 2009
/s/ Jason N. Ader
Name:	Jason N. Ader
Title:	Chief Executive Officer (Principal Executive Officer)

GLOBAL CONSUMER ACQUISITION CORP. Date: May 11, 2009
/s/ Andrew Nelson
Name:	Andrew Nelson
Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002