Form 10-Q
period 2009-06-30
Global Consumer Acquisition Corp.
filed 2009-07-28
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 28, 2009, the registrant had 39,936,064 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL CONSUMER ACQUISITION CORP.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3
Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008 and the period from June 28, 2007 (inception) through June 30, 2009 (unaudited)	4
Condensed Statement of Changes in Stockholders’ Equity for the period from June 28, 2007 (inception) through June 30, 2009 (unaudited)	5
Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and the period from June 28, 2007 (inception) through June 30, 2009 (unaudited)	6
Notes to Condensed Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
PART II. OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18
Signatures	19
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents	$390,062	$1,445,882
Investments held in trust	316,770,979	316,692,141
Prepaid expenses	106,879	257,180

	$317,267,920	$318,395,203

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$2,770,809	$682,057
Deferred underwriters’ commission	9,584,655	9,584,655

	12,355,464	10,266,712

Common stock, subject to possible conversion, 9,584,654 shares stated at conversion value	94,983,921	94,983,921

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,936,064 issued and outstanding	3,036	3,036
Additional paid-in capital	214,270,219	214,082,720
Deficit accumulated during the development stage	(4,344,720)	(941,186)

	209,928,535	213,144,570

	$317,267,920	$318,395,203

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					June 28, 2007
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenue	$—	$—	$—	$—	$—

Operating expenses
General and administrative expenses	2,468,765	495,111	3,297,219	758,635	5,989,868
Stock based compensation	93,750	655,418	187,499	1,310,836	5,096,465

Loss from operations	(2,562,515)	(1,150,529)	(3,484,718)	(2,069,471)	(11,086,333)

Interest income	10,562	1,481,237	81,184	3,510,156	6,741,613

Net (loss) income	$(2,551,953)	$330,708	$(3,403,534)	$1,440,685	$(4,344,720)

Earnings per share

Net (loss) income	$(2,551,953)	$330,708	$(3,403,534)	$1,440,685	$(4,344,720)

Deferred interest on investments held in trust relating to common shares subject to possible conversion	$—	$37,804	$—	129,514	(766,772)

Net (loss) income attributable to common stockholders	$(2,551,953)	$368,512	$(3,403,534)	$1,570,199	$(5,111,492)

Weighted average number of common shares subject to possible conversion outstanding	9,584,654	9,584,654	9,584,654	9,584,654

Earnings per share common shares subject to possible conversion	$—	$—	$—	$(0.01)

Weighted average number of common shares outstanding — basic	39,936,064	39,936,064	39,936,064	39,936,064

Weighted average number of common shares outstanding — diluted	39,936,064	80,384,914	39,936,064	80,384,914

Basic (loss) earnings per common share	$(0.06)	$0.01	$(0.09)	$0.04

Diluted (loss) earnings per common share	$(0.06)	$—	$(0.09)	$0.02

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 28, 2007 (INCEPTION) TO JUNE 30, 2009
(Unaudited)

				Earnings (deficit)
				accumulated
				during the
	Common Stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total
Common shares issued at $0.001 per share	8,625,000	$863	$7,762	$—	$8,625
Sale of 31,948,850 units, net of underwriter’s commissions and offering expenses (includes 9,584,654 shares subject to possible conversion)	31,948,850	3,195	295,649,528	—	295,652,723
Proceeds subject to possible conversion of 9,584,654 shares	—	(958)	(94,216,190)	—	(94,217,148)

Proceeds from issuance of private placement warrants	—	—	8,500,000	—	8,500,000

Redemption of common shares at $0.001 per share	(637,786)	(64)	(574)	—	(638)

Stock based compensation	—	—	284,014	—	284,014

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(321,208)	—	(321,208)

Net income	—	—	—	611,360	611,360

Balance at December 31, 2007	39,936,064	3,036	209,903,332	611,360	210,517,728
Stock based compensation	—	—	4,624,952	—	4,624,952

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(445,564)	—	(445,564)

Net loss	—	—	—	(1,552,546)	(1,552,546)

Balance at December 31, 2008	39,936,064	3,036	214,082,720	(941,186)	213,144,570
Stock based compensation	—	—	187,499	—	187,499
Net loss	—	—	—	(3,403,534)	(3,403,534)

Balance at June 30, 2009	39,936,064	$3,036	$214,270,219	$(4,344,720)	$209,928,535

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			June 28, 2007
	Six Months Ended	Six Months Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Cash flow from operating activities
Net (loss) income	$(3,403,534)	$1,440,685	$(4,344,720)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock based compensation	187,499	1,310,836	5,096,465
Interest earned on cash held in trust	(78,838)	(3,499,680)	(6,712,019)
Changes in operating assets and liabilities
Prepaid expenses	150,301	150,302	(106,879)
Accrued expenses	2,088,752	(498,775)	2,770,809
Accrued offering costs	—	(295,612)	—

Net cash used in operating activities	(1,055,820)	(1,392,244)	(3,296,344)

Cash flow from investing activities
Cash withdrawn from trust account for working capital	—	4,049,491	4,100,000
Cash placed in trust account	—	—	(314,158,960)

Net cash provided by (used in) investing activities	—	4,049,491	(310,058,960)

Cash flow from financing activities
Proceeds from sales of shares of common stock to initial stockholders, net	—	—	7,987
Proceeds from sale of warrants in private placement	—	—	8,500,000
Proceeds from initial public offering	—	—	319,488,500
Payment of underwriter’s discount and offering costs	—	—	(14,251,121)

Net cash provided by financing activities	—	—	313,745,366

Net (decrease) increase in cash and equivalents	(1,055,820)	2,657,247	390,062
Cash and cash equivalents, beginning of period	1,445,882	81,163	—

Cash and cash equivalents, end of period	$390,062	$2,738,410	$390,062

Supplemental disclosure of non-cash financing activities
Deferred interest on investments held in trust relating to common shares subject to possible conversion	$—	$(129,514)	$766,772

Deferred underwriter commissions included in proceeds from initial public offering	$—	$—	$9,584,655

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL CONSUMER ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1	Interim Financial Information

These unaudited condensed financial statements as of June 30, 2009, for the three and six months ended June 30, 2009 and 2008 and for the period from June 28, 2007 (inception) to June 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from June 28, 2007 (inception) to December 31, 2008, which are included in Global Consumer Acquisition Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2	Organization and Business Operations

Global Consumer Acquisition Corp. (a development stage company) (the “Company” or “GCAC”) is a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on November 20, 2007. The Company consummated the Offering on November 21, 2007 and received net proceeds of $305,658,960 and $8,500,000 from the private placement sale of Founder Warrants (Note 4). Substantially, all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination. The Company’s management has complete discretion in identifying and selecting the target business. There is no assurance that the Company will be able to successfully effect a business combination. Management agreed that 98.3% or $314,158,960 ($316,770,979 at June 30, 2009 including accrued interest) of the gross proceeds from the Offering would be held in a trust account (“Trust Account”) until the earlier of (i) the completion of a business combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The remaining unrestricted interest earned of $390,062 not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. The Company will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in the Offering exercise their conversion rights described below.

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

With respect to a business combination that is approved and consummated, the Company will redeem the common stock of its Public Stockholders who voted against the business combination and elected to have their shares of common stock converted into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed business combination, less any remaining tax liabilities relating to interest income, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Public Stockholders who convert their stock into their share of the Trust Account retain their warrants. The Company will not complete any proposed business combination for which it’s Public Stockholders owning 30% or more of the shares sold in the Offering both vote against a business combination and exercise their conversion rights. At June 30, 2009, 9,584,654 shares of the common stock issued in connection with the Offering were subject to redemption.

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

On November 27, 2007, the Company sold 31,948,850 Units, including 1,948,850 Units from the partial exercise of the underwriters’ over-allotment option, at an Offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 per share commencing the later of the completion of a business combination or November 27, 2009 and expiring November 27, 2012. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, but only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which the notice of redemption is given. The Company agreed to pay the underwriters in the Offering an underwriting commission of 7% of the gross proceeds of the Offering. However, the underwriters agreed that approximately 3% of the underwriting discount will not be payable unless and until the Company completes a business combination and have waived their right to receive such payments upon the Company’s liquidation if it is unable to complete a business combination. As of June 30, 2009 the deferred underwriting commissions were $9,584,655.

On November 27, 2007, certain of the initial stockholders purchased an aggregate of 8,500,000 warrants (the “Founder Warrants”) from the Company in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities of Act of 1933, as amended. The Founder Warrants were sold for a total purchase price of $8,500,000, or $1.00 per warrant. The private placement took place simultaneously with the consummation of the Offering. Each warrant is exercisable to one share of common stock. The exercise price of the Founder Warrants is $7.50. The Founder Warrants are also subject to a lock-up agreement with the Company’s underwriters and will not be transferable before the consummation of a business combination. The holders of the Founder Warrants are also entitled, at any time and from time to time, to exercise the Founder Warrants on a cashless basis at the discretion of the holder. The proceeds from the sale of the Founder Warrants have been deposited into the Trust Account, subject to a trust agreement and will be part of the funds distributed to the Company’s Public Stockholders in the event the Company is unable to complete a business combination.

Based upon observable market prices, the Company determined that the grant date fair value of the Founder Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation was based on all comparable initial public offerings by blank check companies in 2007. The Company will record compensation expense of $850,000 in connection with the Founder Warrants, which is the amount equal to the grant date fair value of the Founder Warrants minus the purchase price. The compensation expense will be recognized over the estimated service period of 24 months. The Company estimated the service period as the estimated time to complete a business combination. The Company recognized $93,750, $187,499 and $703,125 in stock based compensation expense related to the Founder Warrants for the three and six months ended June 30, 2009 and the period from June 28, 2007 (inception) to June 30, 2009, respectively.

5	Related Party Transactions

Certain of the Company’s officers, directors and its initial stockholders (“Initial Stockholders”) are also officers, directors, employees and affiliated entities of Hayground Cove Asset Management LLC, the Company’s sponsor.

Services Agreement

The Company agreed to pay Hayground Cove Asset Management LLC, $10,000 per month, plus out-of-pocket expenses not to exceed $10,000 per month, for office space and services related to the administration of the Company’s day-to-day activities. This agreement is effective upon the consummation of the Offering and will terminate at the closing of a business combination. Under the terms of this agreement, the company has paid $30,000, $60,000 and $193,000 for the three and six months ended June 30, 2009 and the period from June 28, 2007 (inception) to June 30, 2009, respectively.

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

At June 30, 2009, there were 40,448,850 shares of common stock reserved for issuance upon exercise of the Company’s outstanding options and warrants.

Restricted Stock Units

Pursuant to Letter Agreements dated December 23, 2008 between the Company and each of its independent directors, Richard A.C. Coles, Michael B. Frankel and Mark Schulhof, the Company granted each independent director 50,000 Restricted Stock Units (“Restricted Stock Units”) with respect to shares of the Company’s common stock, subject to certain terms and conditions. Subject to stockholder approval, the Restricted Stock Units shall fully vest on the closing date of a Business Combination (as defined in the Company’s Amended and Restated Certificate of Incorporation). Settlement of the vested Restricted Stock Units will occur on the date that is 180 calendar days after the vesting date. Restricted Stock Units will be settled by delivery of one share of the Company’s common stock for each Restricted Stock Unit settled. The Restricted Stock Units will not be considered granted until the grant has been approved by stockholders. At that time, the Company will incur compensation expense equal to the grant date fair value of the Restricted Stock Units.

In consideration of his service as President of the Company, the Company has agreed to grant Daniel Silvers 50,000 Restricted Stock Units with respect to shares of the Company’s common stock, subject to stockholder approval and certain additional terms and conditions contained in his officer letter. The Company has agreed to submit the Restricted Stock Units to a vote of its stockholders in connection with the solicitation of proxies or consents from its stockholders to approve a Business Combination. Subject to stockholder approval, the Restricted Stock Units shall fully vest on the closing date of a Business Combination. Settlement of vested Restricted Stock Units will occur on the date that is 180 calendar days after the vesting date. Restricted Stock Units will be settled by delivery of one share of the Company’s common stock for each Restricted Stock Unit settled. Such Restricted Stock Units shall be subject to a lock-up period that will commence on the date of the agreement granting such Restricted Stock Units and will continue for a period of 180 calendar days after the closing date of a Business Combination.

7	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provision of FASB Staff Positions No. 157-2, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS No. 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
Financial Assets at Fair Value as of June 30, 2009

	Fair Value	Quoted Prices in	Significant Other	Significant
	June 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in trust	$316,770,979	$—	$316,770,979	$—

Total	$316,770,979	$—	$316,770,979	$—

Investments held in trust

As of June 30, 2009, the Company’s investments held in trust were invested in the Federated U.S. Treasury Cash Reserve Fund. The fund invests only in a portfolio of short-term U.S. Treasury securities. The Company recognized interest income of $9,792 and $78,838 on these investments for the three and six months ended June 30, 2009 respectively, and $6,712,019 for the period June 28, 2007 (inception) through June 30, 2009. The Company did not withdraw any earned interest from the Trust Account for working capital purposes during the three or six months ended June 30, 2009 and withdrew $4,100,000 for the period June 28, 2007 (inception) through June 30, 2009, in accordance with the Offering.

The fair values of the Company’s investments held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

8	Transaction Costs

For the six months ended June 30, 2009, the Company incurred transaction costs relating to the proposed business combination (as disclosed in Note 11) of the amount of $2,198,994. Such transaction costs were expensed as professional fees. No transaction costs were incurred for the six months ended June 30, 2008.

9	Commitments and Contingencies

There is no material litigation currently pending against the Company or any members of our management team in their capacity as such.

The Initial Stockholders have waived their right to receive distributions with respect to their Founder Shares upon the Company’s liquidation.

10	Indemnifications

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

11	Subsequent Events

1st Commerce Merger Agreement and Colonial Asset Purchase Agreement

On July 13, 2009, GCAC, a Delaware corporation concurrently entered into (i) a Merger Agreement (the “1st Commerce Merger Agreement”), with WL Interim Bank, a Nevada corporation (“1st Commerce Merger Sub”), 1st Commerce Bank, a Nevada-chartered non-member bank (“1st Commerce Bank”), Capitol Development Bancorp Limited V, a Michigan corporation (“Capitol Development”) and Capitol Bancorp Limited, a Michigan corporation, which provides for the merger (the “Merger”) of 1st Commerce Merger Sub with and into 1st Commerce Bank, with 1st Commerce Bank being the surviving entity and becoming GCAC’s wholly-owned subsidiary and (ii) an Asset Purchase Agreement (the “Colonial Asset Purchase Agreement”), with Colonial Bank, an Alabama banking corporation (“Colonial Bank”), and The Colonial BancGroup, Inc., a Delaware corporation. The transactions contemplated by the 1st Commerce Merger Agreement and the Colonial Asset Purchase Agreement are referred to herein as the “Acquisitions”.

In connection with the Acquisitions, GCAC has initiated a process to become a bank holding company, which will enable it to participate in financial lines of business, and will rename itself Western Liberty Bancorp. Western Liberty Bancorp’s banking operations will be conducted through 1st Commerce Bank, which will be the surviving entity pursuant to the 1st Commerce Merger Agreement and will retain the 1st Commerce Bank name. Founded in 2006, 1st Commerce Bank is a Nevada bank and will continue to operate following the consummation of the Acquisitions. Upon the consummation of the Acquisitions, the combined entity will form a “new” Nevada financial institution with 22 banking branches, and approximately $477.0 million of gross loan assets, $320.0 million of transaction account deposits and $214.0 million in time deposits.

Pursuant to the 1st Commerce Merger Agreement and subject to the terms and conditions specified therein, 1st Commerce Merger Sub will be merged with and into 1st Commerce Bank, with 1st Commerce Bank as the surviving entity at closing. As a result of the Merger, GCAC will pay the stockholders of 1st Commerce Bank an aggregate merger consideration of $8.25 million, subject to increase or decrease at the closing of the Merger in accordance with the terms of the 1st Commerce Merger Agreement. The shares of those 1st Commerce Bank stockholders who do not exercise their dissenter’s rights under Nevada law will be cancelled and extinguished and automatically converted into the right to certain per share merger consideration, based on the aggregate merger consideration paid. Each share of common stock of 1st Commerce Merger Sub shall be converted into one share of common stock of the surviving corporation. The consummation of the Merger is conditioned upon, among other things, the approval by the holders of shares of common stock of Capitol Development of the 1st Commerce Merger Agreement and the Merger.

Immediately after the closing of the Merger, and pursuant to the Colonial Asset Purchase Agreement, GCAC and 1st Commerce (together, the “Purchaser”) will purchase select assets and deposits from Colonial Bank, the majority of which will originate from the Nevada segment of Colonial Bank consisting of (i) 21 banking branches, (ii) approximately $440.0 million in loans, of which approximately $340.0 million were originated in the Nevada franchise and (iii) approximately $492.0 million customer and transaction and time deposits (together, the “Select Colonial Assets”). In connection with the consummation of the acquisition of the Select Colonial Assets, GCAC will assign all of its rights and obligations under the Colonial Asset Purchase Agreement to 1st Commerce Bank. As consideration for the purchase of the Select Colonial Assets, Purchaser shall pay Colonial Bank, or Colonial Bank shall pay Purchaser, an amount equal to the sum of the following (each defined term having the meaning set forth in the Colonial Asset Purchase Agreement) (the “Closing Date Payment Amount”): (i) Non-Time Deposit Premium (which amount will be approximately $28.0 million, subject to adjustment based on the amount of Non-Time Deposits assumed by Purchaser at closing), (ii) a premium equal to 0.1% times the amounts that the deposit balance of the “Time Deposits” exceeds $200.0 million, (iii) the Acquisition Value, (iv) the face amount of Coins and Currency, (v) the net amount of the prorations and other closing date adjustments owed by Purchaser to Colonial Bank, (vi) the amount of Deposit Liabilities assumed, (vii) the amount of all other Transferred Liabilities and the Other Liabilities assumed and (viii) the net amount of the prorations and other closing date adjustments owed by Colonial Bank to Purchaser. The parties have agreed that Transferred Liabilities will include Deposit Liabilities with deposit balances in a sufficient aggregate amount so that the Closing Date Payment Amount paid by Purchaser or Seller, as applicable, does not exceed $1.0 million.

GCAC and Colonial Bank have also executed a non-binding letter agreement expressing the parties’ good faith obligation to identify additional loans satisfactory to GCAC so that the aggregate outstanding principal balance of all loans acquired by GCAC will be at least $450.0 million. As consideration for these additional loans, if any, GCAC would assume additional deposit liabilities with aggregate deposit balances of an amount equal to the outstanding principal balance of the additional loans.

The Acquisitions are subject to approvals from the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Nevada Division of Financial Institutions and the Alabama Department of Banking. As a corporation not currently subject to bank supervisory regulation, GCAC’s applications to become a bank holding company for a Nevada-based community bank are subject to different statutory approval processes maintained by several federal and state bank regulatory agencies with supervisory oversight and jurisdiction of the contemplated transactions and the banks that are parties to the contemplated transactions. Approval terms granted by these federal and state bank regulatory agencies may include terms and conditions more onerous than GCAC management contemplates, and approval may not be granted in the timeframes desired by the parties to the contemplated transactions. Bank regulatory approval, if granted, may contain terms that relate to deteriorating real estate lending both nationally and in Nevada; bank regulatory supervisory reactions to the current economic difficulties may not be specific to GCAC itself.

Pursuant to the 1st Commerce Merger Agreement, either party may terminate the 1st Commerce Merger Agreement in the event the Merger is not consummated by October 31, 2009. Pursuant to the Colonial Asset Purchase Agreement, either party may terminate the Colonial Asset Purchase Agreement in the event the transactions are not consummated by September 30, 2009. Both the 1st Commerce Merger Agreement and the Colonial Asset Purchase Agreement also contain customary representations, warranties and covenants made by the respective parties thereto.

The Acquisitions are expected to be consummated in the third quarter of 2009 upon the fulfillment of certain conditions, including (a) obtaining the required regulatory approvals, (b) the affirmative vote of GCAC stockholders to adopt the 1st Commerce Merger Agreement and the Colonial Asset Purchase Agreement and (c) holders of less than 30% of the shares of GCAC’s common stock issued in GCAC’s initial public offering having (i) voted against the consummation of the Acquisitions and (ii) exercised their rights to convert their shares into a pro rata share rata of GCAC’s trust account in accordance with GCAC’s amended and restated certificate of incorporation. The consummation of the Merger is also conditioned upon the approval of the 1st Commerce Merger Agreement and the Merger by the holders of shares of Capitol Development’s common stock. The 1st Commerce Merger Agreement and the Colonial Asset Purchase Agreement are also subject to the fulfillment of other customary closing conditions.

Employment Agreement

On July 13, 2009, in connection with the Acquisitions, GCAC entered into an employment agreement with Mark Daigle (the “Employment Agreement”). The Employment Agreement provides that, subject to the closing of the Acquisitions, Mr. Daigle would become the Chief Executive Officer of Nevada commercial banking operations. In addition GCAC and its board of directors shall take such action as is necessary to appoint Mr. Daigle to the board of directors of Western Liberty Bancorp upon the consummation of the Acquisitions.

Pursuant to the terms of the Employment Agreement, Mr. Daigle’s employment shall commence as of the closing date of the transactions contemplated by the Colonial Asset Purchase Agreement (the “Effective Date”) and continue for an initial term of three years with one or more additional automatic one-year renewal periods. Mr. Daigle will be entitled to a base salary of $460,000. In addition, subject to the approval of the Acquisitions by GCAC’s stockholders, Mr. Daigle will receive a one-time grant of restricted stock equal to $3,000,000 divided by the closing price of GCAC’s common stock on the Effective Date. The restricted stock will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the Effective Date, subject to Mr. Daigle’s continuous employment through each vesting date. Such restricted stock shall be subject to restrictions on transfer for a period of one year following each vesting date. Mr. Daigle will also receive a bonus of $100,000 within ten days of the Effective Date.

Mr. Daigle shall be entitled to employee benefits in accordance with any employee benefits programs and policies adopted by Western Liberty Bancorp. In addition, the Employment Agreement contains customary representations, covenants and termination provisions. The Employment Agreement also states that Mr. Daigle does not have any right, title interest or claim of any kind in or to the proceeds from GCAC’s initial public offering and simultaneous private placement, plus all accrued interest, held in GCAC’s trust account, and that he will not seek any recourse against the trust account whatsoever.

Financial Sponsorship

On July 28, 2009, Hayground Cove Asset Management LLC, GCAC’s sponsor (“Hayground Cove”), entered into an amended and restated sponsor support agreement with GCAC (the “Support Agreement”) whereby it has agreed, at its option, to purchase through private purchases up to 39% of GCAC’s shares to help facilitate approval of the Acquisitions. Hayground Cove will have the right, at its option, to propose a term sheet for permanent financing to GCAC prior to the closing of the Acquisitions to exchange any purchased shares for new debt or equity securities. The proposed term sheet shall be on commercially reasonable terms and must be approved by a majority of the disinterested members of the board of the directors of GCAC. Once approved by the board, GCAC is obligated, within ten days of such approval, to commence an exchange offer for such securities to all public shareholders of GCAC on a pro rata basis and in compliance with applicable securities laws. Under the terms of the Support Agreement, Hayground Cove will also have the right to sell the shares purchased by Hayground Cove or its affiliates to GCAC at the same price paid by such purchaser (provided that the sale price shall be approved by a majority of the disinterested members of the board if the sale price is more than the five percent above the per share amount to be received by shareholders that elect to convert their shares into cash). The option must be exercised by Hayground Cove within one day of the shareholders meeting approving the Acquisitions. The Support Agreement and each of the agreements in connection with the purchase of shares by Hayground Cove and its affiliates is conditioned upon (i) an agreement by GCAC’s warrant holders to restructure the outstanding warrants on terms satisfactory to Hayground Cove and (ii) the closing of a business combination. In connection with the Support Agreement, Hayground Cove has received a $140.0 million commitment from Jefferies Finance LLC and Jefferies & Company, Inc. (together, “Jefferies”) to finance the purchase of shares. Under the terms of the Jefferies commitment, GCAC has agreed, pursuant to an Indemnification and Waiver Agreement, dated as of July 13, 2009 (the “Indemnification Agreement”), to provide certain indemnities from any losses, claims, damages and liabilities, along with any related expenses, that arise under the debt financing arrangement subject to a waiver to all proceeds in the trust account. GCAC will become a guarantor of the loan upon the closing of the Acquisitions, however, GCAC expects the guarantee to be released upon the closing of the Acquisitions in accordance with its terms, as the entire amount of any funds loaned under the commitment is required to be repaid immediately after the closing.

Warrant Restructuring

On July 20, 2009, the Company entered in an Amended and Restated Warrant Agreement with Continental Stock Transfer & Trust Company as warrant agent, which amends certain terms of the Company’s public warrants and Founder warrants. The terms of the Amended and Restated Warrant Agreement provide for certain new terms, including (i) a new strike price of $12.50 per share of the Company’s common stock, par value $0.0001, (ii) an expiration occurring on the earlier of (x) seven years from the consummation of the Acquisitions or another business combination or (y) the date fixed for redemption of the warrants set forth in the original warrant agreement, (iii) a redemption price of $0.01 per warrant, provided that (x) all of the warrants are redeemed (y) the last sales price of the common stock has been equal to or greater than $21.00 per share on each of 20 trading days within any 30 day trading period ending on the third business day prior to the date on which notice of redemption is given and (z) there is an effective registration statement in place with respect to the common stock underlying the warrants, (iv) mandatory downward adjustment of the strike price for each warrant to reflect any cash dividends paid with respect to the outstanding common stock, until such date as the Company’s publicly traded common stock trades at $18.00 or more per share on each of 20 trading days within any 30 trading day period; (iv) in the event an effective registration statement is not in place on the date the warrants are set to expire, the warrants will remain outstanding until 90 days after an effective registration statement is filed. If the Company has not filed an effective registration statement within 90 days after the expiration date, the warrants shall become exercisable for cash consideration. Additionally, the warrants shall not be exercisable by any warrant holder to the extent that, after giving effect to such exercise, any warrant holder or its affiliates would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to such exercise and no warrants held by the Company’s sponsor or any of its affiliates will be exercisable at any time while under the Company’s sponsor’s or any of its affiliates’ control. In addition, the Company’s sponsor will be required to obtain an opinion of bank regulatory counsel that the transfer of any warrants will not make the transferee a “bank holding company” under the Bank Holding Company Act or subject the transferee to prior approval by the Federal Reserve Board under the Change in Bank Control Act. The Amended and Restated Warrant Agreement shall be effective upon execution by us and Continental Transfer & Trust Company, but will be subject to (i) receipt by us of the written approval for listing of the amended warrants by the NYSE Amex and (ii) receipt of certifications by GCAC and Continental Transfer & Trust Company from the applicable registered holders of such warrants certifying the number of warrants held by the consenting warrant holders. The Company intends to file a Schedule 14C Information Statement in connection with the warrant restructuring as soon as practicable.

Founder Shares Restructuring

On July 20, 2009, the Company entered into a restructuring agreement (the “Founder Shares Restructuring Agreement”) with the Company’s sponsor, pursuant to which the Company’s sponsor, on behalf of itself and the funds and accounts it manages and participating holders of Founder Shares, has agreed to cancel at least 90% of the outstanding Founder Shares in exchange for one warrant per Founders Share cancelled (the “Exchange Warrants”). To date, holders of 95% of the Company’s Founder Shares have agreed to restructure their Founder Shares. The cancelled Founder Shares will include all such Founder Shares currently held by the Company’s sponsor and its affiliates. Additional holders of Founder Shares may subsequently agree to restructure their Founder Shares in accordance with the terms of the Founder Shares Restructuring Agreement. Each Exchange Warrant will be governed by the Amended and Restated Warrant Agreement and have terms identical to those of the restructured outstanding warrants (except as set forth in the Warrant Agreement). The exchange of Founder Shares for Exchange Warrants shall occur prior to or concurrently with the consummation of the Acquisitions. In consideration for entering into the Founder Shares Restructuring Agreement, the Company shall indemnify its sponsor and each participating holder of Founder Shares for any claims that arise out of or are based upon the restructuring of the Founder Shares and shall indemnify its sponsor and its affiliates for any of their obligations with respect to the Founder Shares. The Founder Shares Restructuring Agreement provides that no warrant held by the Company’s sponsor or any of its affiliates will be exercisable at any time while under the Company’s sponsor’s or any of its affiliates’ control. In addition, the Company’s sponsor will be required to obtain an opinion of bank regulatory counsel that the transfer of any warrants will not make the transferee a “bank holding company” under the Bank Holding Company Act or subject the transferee to prior approval by the Federal Reserve Board under the Change in Bank Control Act.

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
References to the “Company,” “us”, “we” or “GCAC” refer to Global Consumer Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations for the Three Months Ended June 30, 2009
For the three months ended June 30, 2009, we had a net loss of $2,551,953. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the three months ended June 30, 2009 were $2,562,515 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.
Results of Operations for the Six Months Ended June 30, 2009

For the six months ended June 30, 2009, we had a net loss of $3,403,534. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the six months ended June 30, 2009 were $3,484,718 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.
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
Appointment of President
On April 28, 2009, we announced the appointment of Daniel Silvers as our President. Mr. Silvers is co-founder and President of Hayground Cove Capital Partners LLC, a merchant bank focused on the real estate and consumer sectors which he co-founded with Jason N. Ader, our Chief Executive Officer and Chairman of our Board, in March 2009. He joined Hayground Cove Capital Partners from Fortress Investment Group, a leading global alternative asset manager, where he worked from October 2005 to March 2009. At Fortress, Mr. Silvers’ primary focus was to originate, oversee due diligence on and asset management for gaming and real estate investments in the Fortress Drawbridge Special Opportunities Fund. Prior to joining Fortress, Mr. Silvers was a senior member of the real estate, gaming and lodging investment banking group at Bear, Stearns & Co. Inc. where he was from July 1999 to October 2005. In this role, Mr. Silvers was integrally involved in all aspects of the firm’s gaming and hospitality industry investment banking practice, including origination, analysis and transaction execution. Mr. Silvers holds a B.S in Economics and an M.B.A. in Finance from The Wharton School of Business at the University of Pennsylvania.
In consideration of his service as President, we have agreed to grant Mr. Silvers 50,000 Restricted Stock Units with respect to shares of the Company’s common stock, subject to stockholder approval and certain additional terms and conditions contained in his officer letter. We have agreed to submit the Restricted Stock Units to a vote of its stockholders in connection with the solicitation of proxies or consents from its stockholders to approve a Business Combination. Subject to stockholder approval, the Restricted Stock Units shall fully vest on the closing date of a Business Combination. Settlement of vested Restricted Stock Units will occur on the date that is 180 calendar days after the vesting date. Restricted Stock Units will be settled by delivery of one share of our common stock for each Restricted Stock Unit settled. Such Restricted Stock Units shall be subject to a lock-up period that will commence on the date of the agreement granting such Restricted Stock Units and will continue for a period of 180 calendar days after the closing date of a Business Combination.

We have also entered into an indemnification agreement with Mr. Silvers, substantially in the form of the indemnification agreement filed by the Company on September 6, 2007 as Exhibit 10.10 to the Registration Statement on Form S-1. The indemnification agreement provides contractual indemnification to Mr. Silvers in addition to the indemnification provided in our Amended and Restated Certificate of Incorporation and Bylaws.
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
As of June 30, 2009, we had unrestricted cash of $390,062 and cash held in trust of $316,770,979, including $2,612,019 of interest earned and $9,584,655 of deferred underwriting discount. Until the consummation of our initial public offering, our primary source of liquidity was a $139,025 loan made to us in August 2007 by our sponsor, Hayground Cove. This loan was repaid out of the proceeds of the offering. All liabilities were related to costs associated with the offering.
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
As of June 30, 2009, $390,062 of funds held outside of the Trust Account remain to cover our working capital requirements.
We must complete a business combination with a fair market value of at least 80% of the amount held in trust (net of taxes, and other than the portion representing our deferred underwriting commissions payable to the underwriters in our initial public offering, a portion of which will be paid to our advisors engaged in connection with the Acquisitions) at the time of acquisition by November 27, 2009. If we are unable to complete a business combination within the prescribed time frame and are forced to liquidate the trust account, the per-share liquidation price received by our public stockholders from the trust account will be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Upon the liquidation of the trust account, public stockholders will be entitled to receive (unless there are claims not otherwise satisfied by the amount not held in the trust account or the indemnification provided by our sponsor) approximately $9.91 per share plus interest earned on their pro rata portion of the trust account (net of taxes payable), which includes $9,584,655 ($0.30 per unit) of deferred underwriting commissions payable to the underwriters in our initial public offering, a portion of which will be paid to our advisors engaged in connection with the Acquisitions and $8,500,000 ($0.28 per unit) of the purchase price of the Private Warrants. Our sponsor has agreed to indemnify us for all creditor claims to the extent we do not obtain valid and enforceable waivers from vendors, service providers, prospective target businesses or other entities, in order to protect the amounts held in the trust account. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. We assume that in the event we liquidate we will not have to adopt a plan to provide for payment of claims that may potentially be brought against us. Should this assumption prove to be incorrect, we may have to adopt such a plan upon our liquidation, which could result in the per-share liquidation amount to our stockholders being significantly less than $9.91 per share, without taking into account any interest earned on the trust account (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account). Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate the trust account in the event we do not complete a business combination within the prescribed time period.
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
For the period from June 28, 2007 (inception) to June 30, 2009, we had potentially dilutive securities in the form of 40,448,850 warrants, including 8,500,000 sponsors’ warrants issued in a private placement and 31,948,850 warrants issued as part of the units in our initial public offering. We use the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
For the three and six months ended June 30, 2009, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive.
Our statements of operations for the three and six months ended June 30, 2009 and 2008 and for the period from June 28, 2007 (inception) to June 30, 2009 include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.
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
Accounting for Uncertainty in Income Taxes
We also comply with the provisions of the Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. We adopted FIN 48 on the inception date, June 28, 2007. We did not recognize any adjustments for uncertain tax positions during the period ended June 30, 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. On June 30, 2009, $316,770,979 of the net offering proceeds (which includes $9,584,655 of deferred underwriting discount and $2,612,019 of accrued interest) has been placed into the Trust Account. We are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in registered money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities with respect to the market activities to which we are exposed.
ITEM 4. CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon this evaluation, we concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of June 30, 2009.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
As of July 28, 2009, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On July 13, 2009, we concurrently entered into the 1st Commerce Merger Agreement and the Colonial Asset Purchase Agreement, along with other agreements related thereto. See Footnote 11 in the Notes to Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

GLOBAL CONSUMER ACQUISITION CORP. Date: July 28, 2009
/s/ Jason N. Ader
Name:	Jason N. Ader
Title:	Chief Executive Officer (Principal Executive Officer)

GLOBAL CONSUMER ACQUISITION CORP. Date: July 28, 2009
/s/ Andrew Nelson
Name:	Andrew Nelson
Title:	Chief Financial Officer (Principal Accounting and Financial Officer)