Form 10-Q
period 2009-09-30
WESTERN LIBERTY BANCORP
filed 2009-11-09
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33803
WESTERN LIBERTY BANCORP
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
As of November 9, 2009, the registrant had 10,959,169 shares of its common stock, par value $0.0001 per share, outstanding.

WESTERN LIBERTY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

Condensed Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and the period from June 28, 2007 (inception) through September 30, 2009 (unaudited)	4

Condensed Statement of Changes in Stockholders’ Equity for the period from June 28, 2007 (inception) through September 30, 2009 (unaudited)	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period from June 28, 2007 (inception) through September 30, 2009 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WESTERN LIBERTY BANCORP
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents	$45,792	$1,445,882
Investments held in trust	316,776,730	316,692,141
Prepaid expenses	31,730	257,180

	$316,854,252	$318,395,203

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$7,321,053	$682,057
Deferred underwriters’ commission	9,584,655	9,584,655

	16,905,708	10,266,712

Common stock, subject to possible conversion, 9,584,654 shares stated at conversion value	95,079,768	94,983,921

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,936,064 issued and outstanding	3,036	3,036
Additional paid-in capital	214,268,122	214,082,720
Deficit accumulated during the development stage	(9,402,382)	(941,186)

	204,868,776	213,144,570

	$316,854,252	$318,395,203

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					June 28, 2007
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Revenue	$—	$—	$—	$—	$—

Operating expenses
General and administrative expenses	4,969,837	520,742	8,267,056	1,279,377	10,959,704
Stock based compensation	93,750	655,418	281,249	1,966,254	5,190,215

Loss from operations	(5,063,587)	(1,176,160)	(8,548,305)	(3,245,631)	(16,149,919)

Interest income	5,925	1,750,226	87,109	5,260,382	6,747,538

Net (loss) income	$(5,057,662)	$574,066	$(8,461,196)	$2,014,751	$(9,402,381)

Earnings per share

Net (loss) income	$(5,057,662)	$574,066	$(8,461,196)	$2,014,751	$(9,402,381)

Deferred interest on investments held in trust relating to common shares subject to possible conversion	$(95,847)	$(479,233)	$(95,847)	$(349,719)	$(862,619)

Net (loss) income attributable to common stockholders	$(5,153,509)	$94,833	$(8,557,043)	$1,665,032	$(10,265,000)

Weighted average number of common shares subject to possible conversion outstanding	9,584,654	9,584,654	9,584,654	9,584,654

Earnings per share common shares subject to possible conversion	$0.01	$0.05	$0.01	$0.04

Weighted average number of common shares outstanding — basic	39,936,064	39,936,064	39,936,064	39,936,064

Weighted average number of common shares outstanding — diluted	39,936,064	80,384,914	39,936,064	80,384,914

Basic (loss) earnings per common share	$(0.13)	$—	$(0.21)	$0.04

Diluted (loss) earnings per common share	$(0.13)	$—	$(0.21)	$0.02

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 28, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
(Unaudited)

				Earnings (deficit)
				accumulated
				during the
	Common Stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total
Common shares issued at $0.001 per share	8,625,000	$863	$7,762	$—	$8,625
Sale of 31,948,850 units, net of underwriter’s commissions and offering expenses (includes 9,584,654 shares subject to possible conversion)	31,948,850	3,195	295,649,528	—	295,652,723
Proceeds subject to possible conversion of 9,584,654 shares	—	(958)	(94,216,190)	—	(94,217,148)

Proceeds from issuance of private placement warrants	—	—	8,500,000	—	8,500,000

Redemption of common shares at $0.001 per share	(637,786)	(64)	(574)	—	(638)

Stock based compensation	—	—	284,014	—	284,014

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(321,208)	—	(321,208)

Net income	—	—	—	611,360	611,360

Balance at December 31, 2007	39,936,064	3,036	209,903,332	611,360	210,517,728
Stock based compensation	—	—	4,624,952	—	4,624,952

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(445,564)	—	(445,564)

Net loss	—	—	—	(1,552,546)	(1,552,546)

Balance at December 31, 2008	39,936,064	3,036	214,082,720	(941,186)	213,144,570
Stock based compensation	—	—	281,249	—	281,249

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(95,847)	—	(95,847)

Net loss	—	—	—	(8,461,196)	(8,461,196)

Balance at September 30, 2009	39,936,064	$3,036	$214,268,122	$(9,402,382)	$204,868,776

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			June 28, 2007
	Nine Months Ended	Nine Months Ended	(inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
Cash flow from operating activities
Net (loss) income	$(8,461,196)	$2,014,751	$(9,402,382)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock based compensation	281,249	1,966,254	5,190,215
Interest earned on cash held in trust	(84,589)	(5,240,178)	(6,717,770)
Changes in operating assets and liabilities
Prepaid expenses	225,450	225,451	(31,730)
Accrued expenses	6,638,996	(92,779)	7,321,053
Accrued offering costs	—	(498,775)	—

Net cash used in operating activities	(1,400,090)	(1,625,276)	(3,640,614)

Cash flow from investing activities
Cash withdrawn from trust account for working capital	—	4,100,000	4,100,000
Cash placed in trust account	—	—	(314,158,960)

Net cash provided by (used in) investing activities	—	4,100,000	(310,058,960)

Cash flow from financing activities
Proceeds from sales of shares of common stock to initial stockholders, net	—	—	7,987
Proceeds from sale of warrants in private placement	—	—	8,500,000
Proceeds from initial public offering	—	—	319,488,500
Payment of underwriter’s discount and offering costs	—	—	(14,251,121)

Net cash provided by financing activities	—	—	313,745,366

Net (decrease) increase in cash and equivalents	(1,400,090)	2,474,724	45,792
Cash and cash equivalents, beginning of period	1,445,882	81,163	—

Cash and cash equivalents, end of period	$45,792	$2,555,887	$45,792

Supplemental disclosure of non-cash financing activities
Deferred interest on investments held in trust relating to common shares subject to possible conversion	$95,847	$349,719	$862,619

Deferred underwriter commissions included in proceeds from initial public offering	$—	$—	$9,584,655

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1	Interim Financial Information
These unaudited condensed financial statements as of September 30, 2009, for the three and nine months ended September 30, 2009 and 2008 and for the period from June 28, 2007 (inception) to September 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from June 28, 2007 (inception) to December 31, 2008, which are included in Western Liberty Bancorp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
2	Organization and Business Operations
On October 7, 2009, Global Consumer Acquisition Corp.’s stockholders approved the proposal to change its name to Western Liberty Bancorp (“WLBC”). All references to Global Consumer Acquisition Corp. have been changed to Western Liberty Bancorp.
General
As of September 30, 2009, WLBC was a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
The registration statement for WLBC’s initial public offering (the “Offering”) was declared effective on November 20, 2007. WLBC consummated the Offering on November 21, 2007 and received net proceeds of $305,658,960 therefrom and $8,500,000 from the private placement sale of Founders Warrants (Note 4). Substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination. WLBC’s management had complete discretion in identifying and selecting the target business. There was no assurance that WLBC would be able to successfully effect a business combination. Management agreed that 98.3% or $314,158,960 ($316,776,730 at September 30, 2009 including accrued interest) of the gross proceeds from the Offering would be held in a trust account (“Trust Account”) until the earlier of (i) the completion of a business combination and (ii) liquidation of WLBC. The placing of funds in the Trust Account did not necessarily protect those funds from third party claims against WLBC. Although WLBC sought to have all vendors, prospective target businesses or other entities it engages execute agreements with WLBC waiving any right in or to any monies held in the Trust Account, there was no guarantee that they would execute such agreements. The remaining unrestricted interest earned of $45,792 not held in the Trust Account was used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses. WLBC, after signing a definitive agreement for the acquisition of a target business, was required to submit such transaction for stockholder approval, and could proceed with the initial business combination only if a majority of the shares of common stock voted by the public stockholders (the “Public Stockholders”) voted in favor of the business combination.
All of WLBC’s founding stockholders agreed to vote all their shares of common stock owned by them prior to the Offering in accordance with the majority of shares of common stock held by public stockholders who voted at a meeting with respect to a business combination and any shares of common stock acquired by them in or after the Offering in favor of a business combination. After consummation of a business combination, these voting safeguards would no longer be applicable.
With respect to a business combination that is approved and consummated, WLBC would redeem the common stock of its Public Stockholders who elected to have their shares of common stock converted into cash. The per share conversion price equaled the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed business combination, less any remaining tax liabilities relating to interest income, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Public Stockholders who would have converted their stock into their share of the Trust Account would have retained their warrants. At September 30, 2009, 9,584,654 shares of the common stock issued in connection with the Offering were subject to redemption.

1st Commerce Merger Agreement
On July 13, 2009, WLBC concurrently entered into a Merger Agreement (the “1st Commerce Merger Agreement”) with WL Interim Bank, a Nevada corporation (“1st Commerce Merger Sub”), 1st Commerce Bank, a Nevada-chartered non-member bank (“1st Commerce Bank”), Capitol Development Bancorp Limited V, a Michigan corporation (“Capitol Development”) and Capitol Bancorp Limited, a Michigan corporation, which provides for the merger (the “Merger”) of 1st Commerce Merger Sub with and into 1st Commerce Bank, with 1st Commerce Bank being the surviving entity and becoming WLBC’s wholly-owned subsidiary. The transaction contemplated by the 1st Commerce Merger Agreement is referred to herein as the “Acquisition”.
Pursuant to the 1st Commerce Merger Agreement and subject to the terms and conditions specified therein, it is anticipated that 1st Commerce Merger Sub will be merged with and into 1st Commerce Bank, with 1st Commerce Bank as the surviving entity at closing. As a result of the Merger, WLBC will pay the stockholders of 1st Commerce Bank aggregate merger consideration of $8.25 million, subject to increase or decrease at the closing of the Merger in accordance with the terms of the 1st Commerce Merger Agreement. The shares of those 1st Commerce Bank stockholders who do not exercise their dissenter’s rights under Nevada law will be cancelled and extinguished and automatically converted into the right to certain per share merger consideration, based on the aggregate merger consideration paid. Each share of common stock of 1st Commerce Merger Sub shall be converted into one share of common stock of the surviving corporation. The consummation of the Merger is conditioned upon, among other things, the approval by the holders of shares of common stock of Capitol Development of the 1st Commerce Merger Agreement and the Merger.
The Acquisition is subject to approvals from the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Nevada Division of Financial Institutions. As a corporation not currently subject to bank supervisory regulation, WLBC’s applications to become a bank holding company for a Nevada-based community bank are subject to different statutory approval processes maintained by several federal and state bank regulatory agencies with supervisory oversight and jurisdiction of the contemplated transactions and the banks that are parties to the contemplated transactions. Approval terms granted by these federal and state bank regulatory agencies may include terms and conditions more onerous than WLBC management contemplates, and approval may not be granted in the timeframes desired by the parties to the contemplated transactions. Bank regulatory approval, if granted, may contain terms that relate to deteriorating real estate lending both nationally and in Nevada; bank regulatory supervisory reactions to the current economic difficulties may not be specific to WLBC itself.
Pursuant to the 1st Commerce Merger Agreement, either party may terminate the 1st Commerce Merger Agreement in the event the Merger was not consummated by October 31, 2009. The 1st Commerce Merger Agreement contains customary representations, warranties and covenants made by the respective parties thereto.
The consummation of the Merger is also conditioned upon the approval of the 1st Commerce Merger Agreement and the Merger by the holders of shares of Capitol Development’s common stock. The 1st Commerce Merger Agreement is also subject to the fulfillment of other customary closing conditions.
Warrant and Founders Shares Restructuring
On July 20, 2009, WLBC entered into a Letter Agreement (the “Warrant Restructuring Letter Agreement”) with warrantholders who have represented to WLBC that they collectively hold at least a majority of its outstanding warrants (the “Consenting Warrantholders”) confirming the basis and terms upon which the parties agreed to amend the Warrant Agreement, dated as of November 27, 2007 (the “Original Warrant Agreement”), between WLBC and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), previously filed with the SEC on November 13, 2007.
On July 20, 2009, WLBC also entered into a Founders Shares Restructuring Agreement with its former sponsor, Hayground Cove Asset Management LLC (“Hayground Cove”), pursuant to which Hayground Cove, on behalf of itself and the funds and accounts it manages and Founder Shares that Hayground Cove or its affiliates control, agreed to cancel at least 90.0% of the outstanding Founders Shares in exchange for one warrant per Founders Share cancelled, each warrant identical in terms and conditions to WLBC’s restructured outstanding warrants (except as set forth in the Amended and Restated Warrant Agreement (defined below)). The cancelled Founders Shares include all such Founders Shares currently held by Hayground Cove and its affiliates.

In connection with the foregoing, on July 20, 2009, WLBC and the Warrant Agent entered into an Amended and Restated Warrant Agreement (the “Amended and Restated Warrant Agreement”) to effect the amendments to the Original Warrant Agreement as agreed between WLBC and the Consenting Warrantholders pursuant to the Warrant Restructuring Letter Agreement. In addition, WLBC has received approval for listing of the amended warrants by the New York Stock Exchange and certifications from the applicable registered holders of such warrants certifying the number of warrants held by the consenting warrantholders. WLBC also filed and distributed a Schedule 14C Information Statement in connection with the warrant restructuring on September 17, 2009. The warrant restructuring and Founders Shares restructuring became effective on October 7, 2009 after the receipt of stockholder approval of the Acquisition and the COI Amendments.
Warrant Letter Agreement with Sponsor
On August 13, 2009, WLBC entered into a Letter Agreement with Hayground Cove, whereby Hayground Cove agreed that it and its affiliates may only transfer any WLBC warrants they hold to an unaffiliated third party transferee if: (i) the transfer is part of a widespread public distribution of such warrants; (ii) the transferee controls more than 50.0% of WLBC’s voting securities without any transfer from Hayground Cove or any of its affiliates or (iii) the warrants transferred to a transferee (or group of associated transferees) would not constitute more than 2.0% of any class of WLBC’s voting securities.
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
Investments held in trust
As of September 30, 2009, WLBC’s investments held in trust were invested in the Federated U.S. Treasury Cash Reserve Fund. The fund invests only in a portfolio of short-term U.S. Treasury securities. WLBC recognized interest income of $5,752 and $84,589 on these investments for the three and nine months ended September 30, 2009, respectively, and $6,717,770 for the period June 28, 2007 (inception) through September 30, 2009. WLBC did not withdraw any earned interest from the Trust Account for working capital purposes during the three or nine months ended September 30, 2009 and withdrew $4,100,000 for the period June 28, 2007 (inception) through September 30, 2009, in accordance with the Offering.
4	Initial Public Offering
On November 27, 2007, WLBC sold 31,948,850 units, including 1,948,850 units from the partial exercise of the underwriters’ over-allotment option, at an offering price of $10.00 per unit. Each unit consists of one share of WLBC’s common stock, $.0001 par value, and one redeemable common stock purchase warrant, prior to the amendments discussed in notes 2 and 10. Each warrant entitled the holder to purchase from WLBC one share of common stock at an exercise price of $7.50 per share, commencing the later of the completion of a business combination or November 27, 2009 and expiring November 27, 2012. WLBC could redeem the warrants at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, but only in the event that the last sale price of the common stock was at least $14.25 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which the notice of redemption was given. WLBC agreed to pay the underwriters in the Offering an underwriting commission of 7.0% of the gross proceeds of the Offering. However, the underwriters agreed that approximately 3.0% of the underwriting discount will not be payable unless and until WLBC completes a business combination and have waived their right to receive such payments upon WLBC’s liquidation if it is unable to complete a business combination. As of September 30, 2009 the deferred underwriting commissions were $9,584,655.

On November 27, 2007, certain of the initial stockholders purchased an aggregate of 8,500,000 warrants (the “Founders Warrants”) from WLBC in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities of Act of 1933, as amended. The Founders Warrants were sold for a total purchase price of $8,500,000, or $1.00 per warrant. The private placement took place simultaneously with the consummation of the Offering. Each warrant is exercisable to one share of common stock, prior to the amendments discussed in notes 2 and 10. The exercise price of the Founders Warrants was $7.50. The Founders Warrants are also subject to a lock-up agreement with WLBC’s underwriters and will not be transferable before the consummation of a business combination. The holders of the Founders Warrants are also entitled, at any time and from time to time, to exercise the Founders Warrants on a cashless basis at the discretion of the holder. The proceeds from the sale of the Founders Warrants were deposited into the Trust Account, subject to a trust agreement.
Based upon observable market prices, WLBC determined that the grant date fair value of the Founders Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation was based on all comparable initial public offerings by blank check companies in 2007. WLBC recorded compensation expense of $850,000 in connection with the Founders Warrants, which is the amount equal to the grant date fair value of the Founders Warrants minus the purchase price. The compensation expense will be recognized over the estimated service period of 24 months. WLBC estimated the service period as the estimated time to complete a business combination. WLBC recognized $93,750, $281,249 and $796,875 in stock based compensation expense related to the Founders Warrants for the three and nine months ended September 30, 2009 and the period from June 28, 2007 (inception) to September 30, 2009, respectively.
5	Related Party Transactions
Certain of WLBC’s officers, directors and its initial stockholders (“Initial Stockholders”) are also officers, directors, employees and affiliated entities of Hayground Cove Asset Management LLC, WLBC’s sponsor.
Services Agreement
WLBC agreed to pay Hayground Cove Asset Management LLC, $10,000 per month, plus out-of-pocket expenses not to exceed $10,000 per month, for office space and services related to the administration of WLBC’s day-to-day activities. This agreement is effective upon the consummation of the Offering and will terminate at the closing of a business combination. Under the terms of this agreement, WLBC has paid $20,000, $80,000 and $213,000 for the three and nine months ended September 30, 2009 and the period from June 28, 2007 (inception) to September 30, 2009, respectively.
6	Stockholders Equity
Preferred Stock
WLBC is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors of WBLC (the “Board of Directors”).
Common Stock
WLBC issued 8,625,000 shares in an insider private placement prior to the consummation of the WLBC’s initial public offering (the “Founders Shares”) to the Initial Stockholders for cash proceeds of $8,625. In the event the 4,500,000 over-allotment units (Note 4) were not issued, the Initial Stockholders would be required to redeem the Founders Shares in an amount sufficient to cause the amount of issued and outstanding Founders Shares to equal 20.0% of WLBC’s aggregate amount of issued and outstanding coming stock after giving effect to the issuance of common stock in connection with the Offering. The underwriters exercised 1,948,850 Units of the 4,500,000 over-allotment units. The underwriters had 30 days from November 27, 2007 to exercise their over-allotment option. Therefore, as of December 27, 2007, 637,786 shares of the Initial Stockholders’ Founders Shares were redeemed.
At September 30, 2009, there were 40,448,850 shares of common stock reserved for issuance upon exercise of WLBC’s outstanding options and warrants.
Restricted Stock Units
Pursuant to Letter Agreements dated December 23, 2008 between WLBC and each of its independent directors, Richard A.C. Coles, Michael B. Frankel and Mark Schulhof, WLBC granted each independent director 50,000 Restricted Stock Units (“Restricted Stock Units”) with respect to shares of WLBC’s common stock, subject to certain terms and conditions. The Restricted Stock Units shall fully vest (“Vesting Date”) on the closing date of a Business Combination (as defined in the Certificate of Incorporation). Settlement of the vested Restricted Stock Units will occur on the date that is 180 calendar days after the Vesting Date. Restricted Stock Units will be settled by delivery of one share of WLBC’s common stock for each Restricted Stock Unit settled. On October 7, 2009, WLBC’s stockholders approved the grants.

In consideration of his service as President of WLBC, WLBC has agreed to grant Daniel Silvers 50,000 Restricted Stock Units with respect to shares of WLBC’s common stock, subject to certain additional terms and conditions contained in his officer letter. The Vesting Date shall be the closing date of a Business Combination. Settlement of vested Restricted Stock Units will occur on the date that is 180 calendar days after the Vesting Date. Restricted Stock Units will be settled by delivery of one share of WLBC’s common stock for each Restricted Stock Unit settled. Such Restricted Stock Units shall be subject to a lock-up period that will commence on the date of the agreement granting such Restricted Stock Units and will continue for a period of 180 calendar days after the closing date of a Business Combination. On October 7, 2009, WLBC’s stockholders approved the grant.
7	Transaction Costs
For the nine months ended September 30, 2009, WLBC incurred transaction costs relating to the proposed business combination (as disclosed in Note 10) of the amount of $7,059,991. Such transaction costs were expensed as professional fees. No transaction costs were incurred for the nine months ended September 30, 2008.
8	Commitments and Contingencies
There is no material litigation currently pending against WLBC or any members of our management team in their capacity as such.
9	Indemnifications
WLBC has entered into agreements with its officers and directors to provide contractual indemnification in addition to the indemnification provided in its amended and restated certificate of incorporation. WLBC believes that these provisions and agreements are necessary to attract qualified officers and directors. WLBC’s bylaws also will permit it to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. WLBC has purchased a policy of directors’ and officers’ liability insurance that insures WLBC’s directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures WLBC against its obligations to indemnify the directors and officers.
10	Subsequent Events
Stockholder Approval to Become Western Liberty Bancorp
On October 7, 2009, the stockholders of WLBC approved all the matters voted on at a special meeting of WLBC’s stockholders. The inspector of elections, D.F. King & Co., Inc. certified that 17,632,627 shares voted in favor of the 1st Commerce Merger Agreement and 21,600,468 shares elected to convert into a pro rata portion of the Trust Account, resulting in 10,959,169 shares outstanding following conversion and $105,014,050 remaining from the Trust Account. These numbers only reflect the votes cast by the Public Stockholders. As required by the terms of the insider letters with holders of WLBC’s Founders Shares in connection with the Offering, the Founders Shares were voted in conformance with the majority of the votes cast by the Public Stockholders.
Background
On October 7, 2009, Global Consumer Acquisition Corp.’s stockholders approved the proposals to amend the Certificate of Incorporation (the “COI Amendments”) and the Acquisition at the special meeting of stockholders held on October 7, 2009.
Amendment to Trust Agreement
In connection with the Acquisition, WLBC’s stockholders authorized WLBC and the Trustee to distribute and terminate WLBC’s trust account immediately following stockholder approval of the Acquisition pursuant to an Amendment No. 1 to the Investment Management Trust Agreement, dated October 7, 2009 (the “Trust Agreement Amendment”). The Trust Agreement Amendment amends the Trust Agreement, which provided that the Trustee could only liquidate the trust account upon the consummation of WLBC’s initial business combination or on November 27, 2009.

Modifications to Common Shares
In connection with its stockholders’ approval of the Acquisition and the additional proposals, including certain amendments to the Certificate of Incorporation, WLBC has filed a Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Amendment”) and a Second Amended and Restated Certificate of Incorporation (the “Second A&R Certificate of Incorporation”) with the Secretary of State of the State of Delaware.
The Certificate of Amendment modified the Certificate of Incorporation as follows:
•
amended the definition of “Business Combination” to remove the requirement that WLBC’s initial acquisition of one or more assets or operating businesses needed to have a fair market value of at least 80.0% of WLBC’s net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of acquisition;

•
removed the prohibition on the consummation of a business combination if holders of an aggregate of 30.0% or more in interest of the shares of WLBC’s common stock issued in its initial public offering (“Public Shares”) exercised their conversion rights; and

•	removed the requirement that only holders of Public Shares who voted against WLBC’s initial business combination could covert their Public Shares into cash.
The Second A&R Certificate of Incorporation modified the Certificate of Incorporation, as amended by the Certificate of Amendment, as follows:
•	changed WLBC’s name from “Global Consumer Acquisition Corp.” to “Western Liberty Bancorp”;
•	changed WLBC’s corporate existence to perpetual, so WLBC will not be required to liquidate on November 27, 2009, even if it does not complete the Acquisition;
•
deleted the provision in the Certificate of Incorporation that provided that in the event a business combination was not consummated prior to November 27, 2009, WLBC’s corporate purpose would automatically have been limited to effecting and implementing WLBC’s dissolution and liquidation and that WLBC’s powers would be limited to those set forth in Section 278 of the Delaware General Corporation Law and as otherwise may be necessary to implement the limited purpose; and

•	deleted the following restrictions only applicable to special purpose acquisition companies:
•
the requirement that a business combination be submitted to WLBC’s stockholders for approval and authorized by the vote of a majority of the Public Shares cast at a meeting of stockholders to approve such business combination;

•	the procedures for exercising conversion rights;
•	the provision for when funds may be disbursed from WLBC’s trust account established in connection with its initial public offering;
•	the provision that no other business combination could be consummated until WLBC initial business combination is consummated; and
•	the provision that holders of Public Shares would be entitled to receive distributions from WLBC’s trust account only in the event of WLBC’s liquidation or by demanding conversion.

Amendment to Amended and Restated Warrant Agreement
On October 7, 2009, WLBC and the Warrant Agent entered into an Amendment No. 1 (the “Warrant Agreement Amendment”) to the Amended and Restated Warrant Agreement. The Warrant Agreement Amendment (i) amends the definition of “Business Combination” as set forth in the Warrant Agreement to allow for the exercise of WLBC’s warrants immediately upon consummation of an initial business combination, subject to certain requirements as set forth in the Amended and Restated Warrant Agreement, and (ii) makes certain technical amendments to the Insider Letters in conformance with the COI Amendments and the Trust Agreement Amendment.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On October 20, 2009, WLBC received notice from the staff of the NYSE Amex (the “Exchange”) indicating that the Exchange believes that WLBC no longer complies with the Exchange’s continued listing standards due to the recent amendments to the Certificate of Incorporation approved at WLBC’s stockholder meeting on October 7, 2009 and an insufficient number of public shareholders of WLBC’s common stock, as set forth in Section 1003(c) of the Exchange’s Company Guide, and that its securities are, therefore, subject to being delisted from the Exchange.
In light of the Exchange’s inquiry into WLBC’s listing, WLBC has applied to have its common stock and warrants quoted for trading on the NASDAQ Stock Market.
Service1st Merger Agreement
On November 6, 2009, WLBC, entered into a Merger Agreement (the “Merger Agreement”) with WL-S1 Interim Bank, a Nevada corporation (“Merger Sub”), Service1st Bank of Nevada, a Nevada-chartered non-member bank (“Service1st”) and Curtis W. Anderson, as representative of the former stockholders of Service1st, which provides for the merger (the “Merger”) of Merger Sub with and into Service1st, with Service1st being the surviving entity and becoming our wholly-owned subsidiary.
In connection with the Merger, WLBC intends to continue the process to become a bank holding company, which will enable us to participate in financial lines of business. WLBC banking operations will be conducted through Service1st, which will be the surviving entity pursuant to the Merger Agreement and will retain the Service1st name. Founded in 2007, Service1st holds a Nevada bank charter and will continue to operate following the consummation of the Merger. As a result of the Merger, all of the outstanding shares of Service1st common stock will be cancelled and automatically converted into the right of the holders of Service1st common stock to receive shares of our common stock.
The Merger is expected to be consummated upon the fulfillment of certain conditions, including (a) obtaining all necessary approvals from governmental agencies and other third parties that are required for the consummation of the transactions contemplated by the Merger Agreement, (b) the preparation and filing of a registration statement (which shall contain a proxy statement/prospectus) to register, under the Securities Act of 1933, as amended, the common shares of WLBC that will constitute the Merger consideration, (c) the receipt of the affirmative vote of Service1st’s stockholders the receipt of the affirmative vote of WLBC’s stockholders to adopt the Merger Agreement and (d) other customary closing conditions. There is no guarantee when all of the conditions precedent to the consummation of the Merger will be satisfied.
As a result of the Merger, all of the outstanding shares of Service1st common stock will be cancelled and automatically converted into the right of the holders of Service1st common stock to receive shares of WLBC common stock. The base merger consideration shall be the greater of (a) $35 million and (b) the agreed upon tangible book value of Service1st on the last day of the calendar month immediately preceding the month in which the all regulatory approvals for the consummation of the Merger have been received (the “Valuation Date”), less the sum of (x)  a portion of Service1st’s transaction expenses (y) $1 million and (z) the amount, if any, by which $29,166,667 exceeds the agreed upon tangible book value of Service1st as of the Valuation Date (the “Base Merger Consideration”). Furthermore, on or prior to the second anniversary of the consummation of the Merger (the “Closing Date”), if the closing price of the common stock of WLBC exceeds $12.75 per share for 30 consecutive trading days, then an additional “earn out” provision of 20.0% of the agreed upon tangible book value of Service1st at the close of business on the Valuation Date would be added to the purchase price; provided, however, that if the agreed upon tangible book value of Service1st as of the Valuation Date is less than $35 million, then the “earn out” provision shall be equal to 120% of the agreed upon tangible book value of the Company as of the Valuation Date minus $35 million (if the result is positive) (the “Contingent Merger Consideration”). The number of shares to be issued to the stockholders of Service1st as of the Closing Date will be determined by dividing (a) the Base Merger Consideration by (b) the product of (x) the number of outstanding shares of Service1st common stock as of the Closing Date and (y) the average closing price of WLBC’s common stock for the five trading days immediately prior to and after the date on which all regulatory approvals for the Merger have been received (subject to certain adjustments as set forth in the Merger Agreement) (the “Exchange Ratio”). The number of additional shares to be issued to the former stockholders of Service1st as of the date any earn out consideration is due will be determined by dividing (a) the Contingent Merger Consideration by (b) the product of (x) the number of outstanding shares of Service1st common stock as of the Closing Date and (y) the average of the closing price of WLBC’s common stock for the first 30 consecutive trading days on which the closing price of WLBC’s common stock shall have been more than $12.75.

Additionally, all outstanding Service1st options and warrants shall be cancelled and substituted with options and warrants of similar tenor to purchase additional shares of WLBC common stock in amounts equal to the product of (a) the number of shares of Service1st common stock that would be issuable upon exercise of such option or warrant immediately prior to the Closing Date and (b) the Exchange Ratio. The per share exercise price for the warrants and options will be equal to the quotient determined by dividing (x) the per share exercise price for such option or warrant immediately prior to the Closing Date by (y) the Exchange Ratio. The shares of those Service1st stockholders who do not exercise their dissenter’s rights under Nevada law will be cancelled and extinguished and exchanged for each stockholder’s pro rata portion of the overall merger consideration. In addition, WLBC has agreed to make a capital contribution of $15 million to Service1st on the Closing Date.
Voting Agreement
As an inducement to WLBC and as a condition to WLBC’s entering into the Merger Agreement, certain stockholders of Service1st (the “Stockholders”) entered into a Voting Agreement with WLBC, dated November 6, 2009 (the “Voting Agreement”), whereby the Stockholders agreed to vote all of the shares of Service1st common stock currently beneficially owned by them or acquired by them after such date in favor of approval of the approval of the Merger. The Stockholders also granted WLBC an irrevocable proxy granting WLBC the right to vote such shares in favor of approval of the approval of the Merger. The Voting Agreement contains restrictions limiting the ability of the Stockholders to sell or otherwise transfer the shares of Service1st beneficially owned by them. The Voting Agreement terminates upon the earliest to occur of (i) the date of the effectiveness of the Merger and (ii) the date of the termination of the Merger Agreement in accordance with its terms.
Employment Agreement with William E. Martin
In connection with the Merger, on November 6, 2009, WLBC entered into an employment agreement with William E. Martin (the “Martin Employment Agreement”), who will become the Chief Executive Officer of WLBC and WLBC’s Nevada banking operations. In addition, WLBC and its board of directors shall take such action as is necessary to appoint or elect Mr. Martin to WLBC’s board of directors upon the consummation of the Merger. Mr. Martin is currently the Vice Chairman and Chief Executive Officer of Service1st.
Pursuant to the terms of the Martin Employment Agreement, Mr. Martin’s employment shall commence as of the Closing Date, and continue for an initial term of three years with one or more additional automatic one year renewal periods thereafter. Mr. Martin will be entitled to a base salary of not less than $325,000. In addition, subject to approval by WLBC’s stockholders, Mr. Martin will receive a one-time grant of restricted stock equal to $1 million divided by the closing price of WLBC’s common stock on the Closing Date. All restricted stock will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the Closing Date, subject to Mr. Martin’s continuous employment through each vesting date. Such restricted stock shall be subject to restrictions on transfer for a period of one year following each vesting date. Mr. Martin is also eligible to receive additional equity and other long-term incentive awards under any equity-based incentive compensation plans adopted by WLBC for which WLBC’s senior executives are generally eligible, and an annual discretionary incentive payment upon the attainment of one or more pre-established performance goals established by the Compensation Committee of WLBC’s board of directors. Mr. Martin shall be entitled to employee benefits in accordance with WLBC’s employee benefits programs. In addition, Mr. Martin shall be entitled to receive a one-time payment equal to his prior year’s salary in the event there is a change in control at WLBC’s Nevada banking operations and Mr. Martin remains the Chief Executive Officer of such through the closing of the change in control. The Martin Employment Agreement contains customary representations, covenants and termination provisions.
Employment Agreement with John S. Gaynor
In connection with the Merger, on November 6, 2009, WLBC entered into an employment agreement with John S. Gaynor (the “Gaynor Employment Agreement”), who will become the President and Chief Operating Officer of WLBC and WLBC’s Nevada banking operations upon consummation of the Merger. Mr. Gaynor is currently the President and Chief Operating Officer of Service1st.

Pursuant to the terms of the Gaynor Employment Agreement, Mr. Gaynor’s employment shall commence as of the Closing Date, and continue for an initial term of three years with one or more additional automatic one year renewal periods thereafter. Mr. Gaynor will be entitled to a base salary of not less than $300,000. In addition, subject to approval by WLBC’s stockholders, Mr. Gaynor will receive a one-time grant of restricted stock equal to $1 million divided by the closing price of WLBC’s common stock on the Closing Date. All restricted stock will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the Closing Date, subject to Mr. Gaynor’s continuous employment through each vesting date. Such restricted stock shall be subject to restrictions on transfer for a period of one year following each vesting date. Mr. Gaynor is also eligible to receive additional equity and other long-term incentive awards under any equity-based incentive compensation plans adopted by WLBC for which WLBC’s senior executives are generally eligible, and an annual discretionary incentive payment upon the attainment of one or more pre-established performance goals established by the Compensation Committee of WLBC’s board of directors. Mr. Gaynor shall be entitled to employee benefits in accordance with WLBC’s employee benefits programs. In addition, Mr. Gaynor shall be entitled to receive a one-time payment equal to his prior year’s salary in the event there is a change in control at WLBC’s Nevada banking operations and Mr. Gaynor remains the President and Chief Operating Officer of such through the closing of the change in control. The Gaynor Employment Agreement contains customary representations, covenants and termination provisions.
Employment Agreement with Richard Deglman
In connection with the Merger, on November 6, 2009, WLBC entered into an employment agreement with Richard Deglman (the “Deglman Employment Agreement” and, together with the Martin Employment Agreement and the Gaynor Employment Agreement, the “Employment Agreements”), who will become the Chief Credit Officer of WLBC’s Nevada banking operations upon consummation of the Merger. Mr. Deglman is currently the Chief Credit Officer of Service1st.
Pursuant to the terms of the Deglman Employment Agreement, Mr. Deglman’s employment shall commence as of the Closing Date, and continue for an initial term of three years with one or more additional automatic one year renewal periods thereafter. Mr. Deglman will be entitled to a base salary of not less than $250,000. Mr. Deglman is eligible to receive additional equity and other long-term incentive awards under any equity-based incentive compensation plans adopted by WLBC for which WLBC’s senior executives are generally eligible, and an annual discretionary incentive payment upon the attainment of one or more pre-established performance goals established by the Compensation Committee of WLBC’s board of directors. Mr. Deglman shall be entitled to employee benefits in accordance with WLBC’s employee benefits programs. In addition, Mr. Deglman shall be entitled to receive a one-time payment equal to his prior year’s salary in the event there is a change in control at WLBC’s Nevada banking operations and Mr. Deglman remains the Chief Credit Officer of such through the closing of the change in control. The Deglman Employment Agreement contains customary representations, covenants and termination provisions.

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
References to “us”, “we” or “WLBC” refer to Western Liberty Bancorp The following discussion and analysis of WLBC’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
On November 6, 2009, we, entered into a Merger Agreement (the “Merger Agreement”) with WL-S1 Interim Bank, a Nevada corporation (“Merger Sub”), Service1st Bank of Nevada, a Nevada-chartered non-member bank (“Service1st”) and Curtis W. Anderson, as representative of the former stockholders of Service1st, which provides for the merger (the “Merger”) of Merger Sub with and into Service1st, with Service1st being the surviving entity and becoming our wholly-owned subsidiary.
In connection with the Merger, we intend to continue the process to become a bank holding company, which will enable us to participate in financial lines of business. Our banking operations will be conducted through Service1st, which will be the surviving entity pursuant to the Merger Agreement and will retain the Service1st name. Founded in 2007, Service1st holds a Nevada bank charter and will continue to operate following the consummation of the Merger. As a result of the Merger, all of the outstanding shares of Service1st common stock will be cancelled and automatically converted into the right of the holders of Service1st common stock to receive shares of our common stock.
The Merger is expected to be consummated upon the fulfillment of certain conditions, including (a) obtaining all necessary approvals from governmental agencies and other third parties that are required for the consummation of the transactions contemplated by the Merger Agreement, (b) the preparation and filing of a registration statement (which shall contain a proxy statement/prospectus) to register, under the Securities Act of 1933, as amended, our common shares that will constitute the consideration for the Merger, (c) the receipt of the affirmative vote of Service1st’s stockholders and our stockholders to adopt the Merger Agreement and (d) other customary closing conditions. There is no guarantee if and when all of the conditions precedent to the consummation of the Merger will be satisfied.

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
Contractual Obligations, Commitments and Contingencies
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space and general and administrative services payable to Hayground Cove. We began incurring this fee on November 27, 2007, and will continue to incur this fee monthly until the completion of our initial business combination.
Results of Operations for the Three Months Ended September 30, 2009
For the three months ended September 30, 2009, we had a net loss of $5,057,662. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the three months ended September 30, 2009 were $5,063,587 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.
Results of Operations for the Nine Months Ended September 30, 2009
For the nine months ended September 30, 2009, we had a net loss of $8,461,196. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses for the nine months ended September 30, 2009 were $8,548,305 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.
Settlement Agreement with our Former Chief Executive Officer
On December 23, 2008, we entered into a settlement agreement, the Settlement Agreement (the “Settlement Agreement”), with our former Chief Executive Officer in connection with his termination as our Chief Executive Officer and his resignation from our Board of Directors. The Settlement Agreement provides that his employment terminated without cause effective as of December 23, 2008. He received a severance payment from us in the sum of $247,917, less applicable withholding taxes. The Settlement Agreement also provides that: (i) he irrevocably and unconditionally retains his option to purchase 495,000 shares of our common stock from our sponsor, Hayground Cove at an exercise price of $0.001 per share under the terms of his employment agreement and his termination under the terms of the Settlement Agreement shall not constitute a forfeiture of any part of his option; (ii) he shall be deemed to be fully vested in the option as of the effective date of the Settlement Agreement, provided however that he shall not be entitled to exercise all or any portion of the option until on or after the date that is six months after the closing date of a business combination and that he shall have the right to exercise the option at any time on or after such date; (iii) he irrevocably and unconditionally retains all rights and title to the 25,000 founder shares he received in connection with his service on our Board of Directors under his employment agreement and that we irrevocably and unconditionally relinquish any and all rights under his employment agreement or otherwise to redeem or repurchase these shares; (iv) he irrevocably and unconditionally retains all rights and title to the 1,000,000 Founder Warrants he purchased and we irrevocably and unconditionally relinquish any and all rights under his employment agreement or otherwise to redeem or repurchase the warrants; (v) we shall maintain directors and officers’ liability insurance that names him as an insured under such policies for a period of six years following the effective date of the Settlement Agreement at a level commensurate with that which is then applicable to our most senior executives and directors; (vi) he acknowledges that his non-solicitation obligations under his employment agreement survive the termination thereof, and he therefore may not, for a period of two years commencing on the date of his termination, solicit our employees, personnel, consultants, advisers or contractors or encourage in any manner our customers or clients to reduce their relationship with us; and (vii) he acknowledges that his option, the shares of our stock he may acquire upon exercise of his option, the shares he received as a member of our Board of Directors and his warrants will all be subject to the terms of a lock-up agreement, dated October 3, 2007, between Hayground Cove and us. The Settlement Agreement also provides for a mutual general release of claims he has or may have against us or our officers, directors and affiliates or we have or may have against him.

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
In consideration of his service as President, we have agreed to grant Mr. Silvers 50,000 Restricted Stock Units with respect to shares of the Company’s common stock, subject to stockholder approval and certain additional terms and conditions contained in his officer letter. We have agreed to submit the Restricted Stock Units to a vote of its stockholders in connection with the solicitation of proxies or consents from its stockholders to approve a Business Combination. Subject to stockholder approval, the Vesting Date shall be the closing date of a Business Combination. Settlement of vested Restricted Stock Units will occur on the date that is 180 calendar days after the Vesting Date. Restricted Stock Units will be settled by delivery of one share of our common stock for each Restricted Stock Unit settled. Such Restricted Stock Units shall be subject to a lock-up period that will commence on the date of the agreement granting such Restricted Stock Units and will continue for a period of 180 calendar days after the closing date of a Business Combination.
We have also entered into an indemnification agreement with Mr. Silvers, substantially in the form of the indemnification agreement filed by the Company on September 6, 2007 as Exhibit 10.10 to the Registration Statement on Form S-1. The indemnification agreement provides contractual indemnification to Mr. Silvers in addition to the indemnification provided in our Second A&R Certificate of Incorporation and bylaws.
Employment Agreement With George A. Rosenbaum, Jr.
On August 31, 2009, in connection with the Acquisition, WLBC entered into an amended and restated employment agreement with George A. Rosenbaum, Jr. (the “A&R Rosenbaum Employment Agreement”). The A&R Rosenbaum Employment Agreement provides that, subject to the closing of the Acquisition, Mr. Rosenbaum will become the Chief Financial Officer of WLBC’s Nevada commercial banking operations and the Principal Accounting Officer of WLBC.
Pursuant to the terms of the A&R Rosenbaum Employment Agreement, Mr. Rosenbaum’s employment shall commence as of the consummation of WLBC’s initial business combination (the “Effective Date”) and continue for an initial term of three years with one or more additional automatic one year renewal periods. Mr. Rosenbaum will be entitled to a base salary of not less than $200,000. In addition, subject to approval by WLBC’s stockholders, Mr. Rosenbaum will receive a one time grant of restricted stock equal to $250,000 divided by the closing price of WLBC’s common stock on the Effective Date. The restricted stock will vest 20.0% on each of the first, second, third, fourth and fifth anniversaries of the Effective Date, subject to Mr. Rosenbaum’s continuous employment through each vesting date. Such restricted stock shall be subject to restrictions on transfer for a period of one year following each vesting date. Mr. Rosenbaum will receive a transaction bonus equal to a pro rata amount of his base salary for the period from the signing of his original employment agreement. Mr. Rosenbaum is also eligible to receive an annual discretionary incentive payment, upon the attainment of one or more pre-established performance goals established by the Compensation Committee. Mr. Rosenbaum shall be entitled to employee benefits in accordance with any employee benefits programs and policies adopted by Western Liberty Bancorp.
Employment Agreement with William E. Martin
In connection with the Merger, on November 6, 2009, we entered into an employment agreement with William E. Martin (the “Martin Employment Agreement”), who will become our Chief Executive Officer and Chief Executive Officer of our Nevada banking operations. In addition, our board of directors shall take such action as is necessary to appoint or elect Mr. Martin to our board of directors upon the consummation of the Merger. Mr. Martin is currently the Vice Chairman and Chief Executive Officer of Service1st.
Pursuant to the terms of the Martin Employment Agreement, Mr. Martin’s employment shall commence as of the closing date of the Merger, and continue for an initial term of three years with one or more additional automatic one-year renewal periods thereafter. Mr. Martin will be entitled to a base salary of not less than $325,000. In addition, subject to approval by our stockholders, Mr. Martin will receive a one-time grant of restricted stock equal to $1 million divided by the closing price of our common stock on the closing date of the Merger. All restricted stock will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the closing date of the Merger, subject to Mr. Martin’s continuous employment through each vesting date. Such restricted stock shall be subject to restrictions on transfer for a period of one-year following each vesting date. Mr. Martin is also eligible to receive additional equity and other long-term incentive awards under any equity-based incentive compensation plans adopted by us for which our senior executives are generally eligible, and an annual discretionary incentive payment upon the attainment of one or more pre-established performance goals established by the Compensation Committee of our board of directors. Mr. Martin shall be entitled to employee benefits in accordance with our employee benefits programs. In addition, Mr. Martin shall be entitled to receive a one-time payment equal to his prior year’s salary in the event there is a change in control at our Nevada banking operations and Mr. Martin remains the Chief Executive Officer of such through the closing of the change in control. The Martin Employment Agreement contains customary representations, covenants and termination provisions.
Employment Agreement with John S. Gaynor
In connection with the Merger, on November 6, 2009, we entered into an employment agreement with John S. Gaynor (the “Gaynor Employment Agreement”), who will become our President and Chief Operating Officer and President and Chief Operating Officer of our Nevada banking operations upon consummation of the Merger. Mr. Gaynor is currently the President and Chief Operating Officer of Service1st.
Pursuant to the terms of the Gaynor Employment Agreement, Mr. Gaynor’s employment shall commence as of the closing date of the Merger, and continue for an initial term of three years with one or more additional automatic one year renewal periods thereafter. Mr. Gaynor will be entitled to a base salary of not less than $300,000. In addition, subject to approval by our stockholders, Mr. Gaynor will receive a one-time grant of restricted stock equal to $1 million divided by the closing price of our common stock on the closing date of the Merger. All restricted stock will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the closing date of the Merger, subject to Mr. Gaynor’s continuous employment through each vesting date. Such restricted stock shall be subject to restrictions on transfer for a period of one year following each vesting date. Mr. Gaynor is also eligible to receive additional equity and other long-term incentive awards under any equity-based incentive compensation plans adopted by us for which our senior executives are generally eligible, and an annual discretionary incentive payment upon the attainment of one or more pre-established performance goals established by the Compensation Committee of our board of directors. Mr. Gaynor shall be entitled to employee benefits in accordance with our employee benefits programs. In addition, Mr. Gaynor shall be entitled to receive a one-time payment equal to his prior year’s salary in the event there is a change in control at our Nevada banking operations and Mr. Gaynor remains the President and Chief Operating Officer of such through the closing of the change in control. The Gaynor Employment Agreement contains customary representations, covenants and termination provisions.
Employment Agreement with Richard Deglman
In connection with the Merger, on November 6, 2009, we entered into an employment agreement with Richard Deglman (the “Deglman Employment Agreement” and, together with the Martin Employment Agreement and the Gaynor Employment Agreement, the “Employment Agreements”), who will become the Chief Credit Officer of our Nevada banking operations upon consummation of the Merger. Mr. Deglman is currently the Chief Credit Officer of Service1st.
Pursuant to the terms of the Deglman Employment Agreement, Mr. Deglman’s employment shall commence as of the closing date of the Merger, and continue for an initial term of three years with one or more additional automatic one year renewal periods thereafter. Mr. Deglman will be entitled to a base salary of not less than $250,000. Mr. Deglman is eligible to receive additional equity and other long-term incentive awards under any equity-based incentive compensation plans adopted by us for which our senior executives are generally eligible, and an annual discretionary incentive payment upon the attainment of one or more pre-established performance goals established by the Compensation Committee of our board of directors. Mr. Deglman shall be entitled to employee benefits in accordance with our employee benefits programs. In addition, Mr. Deglman shall be entitled to receive a one-time payment equal to his prior year’s salary in the event there is a change in control at our Nevada banking operations and Mr. Deglman remains the Chief Credit Officer of such through the closing of the change in control. The Deglman Employment Agreement contains customary representations, covenants and termination provisions.
Liquidity and Capital Resources
On October 7, 2009, WLBC’s stockholders authorized WLBC and the Trustee to distribute and terminate WLBC’s trust account immediately following stockholder approval of the Acquisition pursuant to the Trust Agreement Amendment. The Trust Agreement Amendment amends the Trust Agreement, which provided that the Trustee could only liquidate the trust account upon the consummation of WLBC’s initial business combination or upon the on November 27, 2009. As a result, the Trustee distributed $211,764,441 from WLBC’s trust account to stockholders who elected to convert into a pro rata portion of the trust account and the remaining $105,014,080 to WLBC.

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
Simultaneously with the consummation of our initial public offering, we consummated a private placement of 8,500,000 warrants, the Founder Warrants, to Hayground Cove and our former Chief Executive Officer, at a purchase price of $1.00 per Founder Warrants.We received net proceeds of $8,500,000 from the sale of the Founder Warrants.
A total of $314,158,960 of the net proceeds from the sale of the Founder Warrants and our initial public offering, including $9,584,655 of deferred underwriting discount, were deposited into the Trust Account established for the benefit of our public stockholders. The funds will not be released until the earlier of our completion of an initial business combination or our liquidation.
As of September 30, 2009, we had unrestricted cash of $45,792 and cash held in trust of $316,776,730, including $2,617,770 of interest earned and $9,584,655 of deferred underwriting discount.
We may apply the cash released to us from the trust account to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses and structuring, negotiating and consummating the business combination. We may also apply the cash released to us for general corporate purposes, including for maintenance or expansion of operations of an acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating a business combination, to fund the purchase of other companies or for working capital.
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
For the period from June 28, 2007 (inception) to September 30, 2009, we had potentially dilutive securities in the form of 40,448,850 warrants, including 8,500,000 sponsors’ warrants issued in a private placement and 31,948,850 warrants issued as part of the units in our initial public offering. We use the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.

For the three and nine months ended September 30, 2009, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive.
Our statements of operations for the three and nine months ended September 30, 2009 and 2008 and for the period from June 28, 2007 (inception) to September 30, 2009 include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.
Fair value of financial instruments
We do not enter into financial instruments or derivative contracts for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities approximate their fair value due to their short maturities.
Classification and Measurement of Redeemable Securities
We account for redeemable common stock in accordance with the Financial Accounting Standards Board’s Emerging Issue Task Force D-98 “ Classification and Measurement of Redeemable Securities ” which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 2 to our financial statements, the business combination will only be consummated if a majority of the shares of common stock voted by our public stockholders are voted in favor of the business combination and public stockholders holding less than 30.0% (9,584,654) of common stock sold in our initial public offering exercise their redemption rights. As further discussed in Note 2 to our financial statements, if a business combination is not consummated by November 27, 2009 we will liquidate. Accordingly, 9,584,654 shares of common stock have been classified outside of permanent equity at redemption value in the accompanying balance sheets. We recognize changes in the redemption value immediately as they occur and adjust the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. On September 30, 2009, $316,776,730 of the net offering proceeds (which includes $9,584,655 of deferred underwriting discount and $2,617,770 of accrued interest) has been placed into the Trust Account. We are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in registered money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities with respect to the market activities to which we are exposed.
ITEM 4. CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon this evaluation, we concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of September 30, 2009.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
As of November 9, 2009, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and the risk factors disclosed in our Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1934, as amended, each filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On October 7, 2009, the stockholders of WLBC approved all the matters voted on at a special meeting of WLBC’s stockholders. See Footnote 10 in the Notes to Financial Statements contained in Part I, Item 1 in this Quarterly Report on Form 10-Q.
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

WESTERN LIBERTY BANCORP
Date: November 9, 2009

/s/ Jason N. Ader

Name:	Jason N. Ader
Title:	Chief Executive Officer
(Principal Executive Officer)

WESTERN LIBERTY BANCORP
Date: November 9, 2009

/s/ Andrew Nelson

Name:	Andrew Nelson
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)