Form 10-K
period 2009-12-31
WESTERN LIBERTY BANCORP
filed 2010-02-08
CIK 1406251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33704
WESTERN LIBERTY BANCORP
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	26-0469120 (I.R.S. Employer Identification No.)

1370 Avenue of the Americas, 28th Floor New York, New York (Address of principal executive offices)	10019 (Zip code)

Registrant’s telephone number, including area code:

(212) 445-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $0.0001 Par Value Per Share	NYSE Amex
Warrants to Purchase Common Stock	NYSE Amex
Units, each consisting of one share of	NYSE Amex
Common Stock and one Warrant

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☑     No ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $309 million, as computed by reference to the closing sales price for the registrant’s common stock on the closing price as reported on the NYSE Amex (formerly the American Stock Exchange). Shares of voting stock held by officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of February 8, 2010 was 10,959,169.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. The proxy statement is incorporated herein by reference into the following parts of this Form 10-K:

Part III,	Item 10, Directors, Executive Officers and Corporate Governance;

Part III,	Item 11, Executive Compensation;

Part III,	Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Part III,	Item 13, Certain Relationships and Related Transactions, and Director Independence

Part III,	Item 14, Principal Accountant Fees and Services

WESTERN LIBERTY BANCORP

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete a combination with Service1st Bank of Nevada, or one or more alternative target businesses;

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	limited pool of prospective target businesses in the event the acquisition of Service1st Bank of Nevada is not consummated;

•	public securities’ limited liquidity and trading;

•	delisting of our securities from the NYSE Amex or an inability to have our securities listed on the NYSE Amex or another nationally-recognized securities exchange following a the acquisition of Service1st Bank of Nevada or an alternative business combination; or

•	financial performance.

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

References in this report to “we,” “us” or “our company” refer to Western Liberty Bancorp. (formerly known as Global Consumer Acquisition Corp.). References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

PART I

Item 1.	Business

Introduction

We were formerly known as “Global Consumer Acquisition Corp.” and were a special purpose acquisition company, formed under the laws of Delaware on June 28, 2007, to consummate an acquisition, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 7, 2009, our stockholders approved our initial acquisition of 1st Commerce Bank, a Nevada-chartered non-member bank (“1st Commerce Bank”) (such acquisition was subsequently terminated by mutual agreement of the parties), along with changing our name to “Western Liberty Bancorp”, authorizing the distribution and termination of our trust account and certain amendments to our Amended and Restated Certificate of Incorporation removing certain provisions specific to special purpose acquisition companies. Specifically, certain restrictive provisions were removed from our Amended and Restated Certificate of Incorporation, including provisions (i) specifying the minimum fair market value of our initial acquisition target, (ii) granting each public stockholder the right to convert his or her shares into a pro rata portion of the trust account containing the net proceeds from our initial public offering and from the sale of warrants to purchase shares of our common stock issued in a private placement prior to our initial public offering (the “Private Warrants”), (iii) requiring us to terminate our existence by November 27, 2009, and liquidate our trust account if our initial acquisition was not consummated by that date, and (iv) entitling our stockholders to vote with respect to our initial business combination. Our board of directors has since approved the acquisition (the “Acquisition”) of Service1st Bank of Nevada, a Nevada-chartered non-member bank (“Service1st”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Termination of 1st Commerce Merger Agreement” and “— Service1st Merger Agreement.”

In connection with the Acquisition, we have initiated a process to become a bank holding company, which will enable us to consummate the Acquisition and participate in financial lines of business. Upon the consummation of the Acquisition, we will operate as a “new” Nevada financial institution bank holding company and will conduct our operations through our wholly-owned subsidiary, Service1st. The consummation of the Acquisition remains subject to such conditions as are customary for acquisitions of such type, including without limitation, obtaining all applicable governmental and other consents and approvals. We expect to provide a full range of traditional community banking services focusing on core commercial business in the form of commercial real estate lending, small business lending, consumer loans and a broad range of commercial and consumer depository products. In addition, we intend to use cash on hand to facilitate additional acquisitions, as and when permitted by federal and state banking regulators, and to fund prudent loan portfolio and deposit base growth.

The registration statement for our initial public offering was declared effective on November 20, 2007. We sold 31,948,850 units in our initial public offering (including 1,948,850 units issued pursuant to the partial exercise of the underwriters’ over-allotment option). Each unit consists of one share of common stock and one warrant. Hayground Cove Asset Management LLC, a New York-based investment management firm and our former sponsor (“Hayground Cove”), and our former Chief Executive Officer purchased an aggregate of 8,500,000 Private Warrants (7,500,000 by Hayground Cove, and 1,000,000 by our former Chief Executive Officer) at a price of $1.00 per warrant for a total of $8.5 million in a private placement that occurred immediately prior to our initial public offering. A total of $314,158,960 of the net proceeds from our initial public offering and the sale of Private Warrants, including $9,584,655 of deferred underwriting commissions payable to the underwriters in our initial public offering was deposited into a trust account and the remaining proceeds became available to be used for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

On October 7, 2009, our stockholders voted in favor of liquidating the trust account immediately following such stockholder vote and releasing the funds held in trust to us, less the amount paid to stockholders who exercised their right to convert their shares into their pro rata portion of the trust account. As a result, we distributed $211,764,441 from our trust account to stockholders who elected to convert their shares into a pro rata portion of the trust account and the remaining $105,014,080 to us, and there are currently 10,959,169 outstanding shares of our common stock. The remaining funds have been used to pay fees and expenses of our advisors and to pay deferred underwriting commissions payable to the underwriters in our initial public offering, to pay acquisition consideration, to pay transaction fees and expenses, including legal, accounting, due diligence fees and other transaction fees directly related to acquisitions and for working capital and general corporate purposes.

Our common stock, public warrants and units are listed on the NYSE Amex under the trading symbol “WLBC.” On October 20, 2009, we received notice from the staff of the NYSE Amex indicating that the NYSE Amex believes that we no longer comply with its continued listing standards due to the recent amendments to our Amended and Restated Certificate of Incorporation approved at our stockholder meeting on October 7, 2009 and an have insufficient number of public stockholders of our common stock. We have appealed this determination and have been granted the right to a hearing before a committee of the NYSE Amex on February 11, 2010. In the event our securities are no longer listed on the NYSE Amex, we plan to apply for our securities to be relisted on the NYSE Amex or another nationally-recognized securities exchange as soon as practicable after consummation of the Acquisition.

Management and Board Expertise

Our executive officers and directors have extensive experience as managers, principals or directors. The following are biographies for our executive officers and directors:

Jason N. Ader has been our Chief Executive Officer since December 2008 and the Chairman of the Board since our formation. Mr. Ader also founded and serves as Chief Executive Officer of Hayground Cove. Mr. Ader is the sole member of Hayground Cove, the managing member of Hayground Cove Fund Management LLC, which is the general partner of Hayground Cove Associates LP, the investment manager for the funds and accounts managed by Hayground Cove. Mr. Ader also serves as Chairman of Hayground Cove’s Investment Committee and Co-Chairman of Hayground Cove’s Risk Committee. Mr. Ader is co-founder of Hayground Cove Capital Partners LLC, a merchant bank focused on the real estate and consumer sectors which he co-founded with Mr. Silvers in March 2009. Prior to founding Hayground Cove, Mr. Ader was a Senior Managing Director at Bear, Stearns & Co. Inc., from 1995 to 2003, where he performed equity and high yield research for more than 50 companies in the gaming, lodging and leisure industries. From 1993 to 1995, Mr. Ader served as a Senior Analyst at Smith Barney covering the gaming industry. From 1990 to 1993, Mr. Ader served as a buy-side analyst at Baron Capital, where he covered the casino industry. Mr. Ader was rated as one of the top ranked analysts by Institutional Investor Magazine for nine consecutive years from 1994 to 2002. Mr. Ader has a Bachelor of Arts in Economics from New York University and an M.B.A. in Finance from New York University, Stern School of Business. Mr. Ader also sits on the board of directors of the Las Vegas Sands Corp., and serves as Executive Chairman of Reunion Hospitality Corp. and as Chairman of the Board of India Hospitality Corp.

Daniel B. Silvers has been our President since April 2009. Mr. Silvers is co-founder and President of Hayground Cove Capital Partners LLC, a merchant bank focused on the real estate and consumer sectors which he co-founded with Jason N. Ader, our Chief Executive Officer and Chairman of our Board, in March 2009. Mr. Silvers is also President of Reunion Hospitality Corp., a newly-formed company focused on investments and acquisitions of operating entities, properties, debt and other assets in the hospitality, lodging and leisure industries and related businesses. He joined Hayground Cove Capital Partners from Fortress Investment Group, a leading global alternative asset manager, where he worked from October 2005 to March 2009. At Fortress, Mr. Silvers’ primary focus was to originate, oversee due diligence on and asset management for gaming and real estate investments in the Fortress Drawbridge Special Opportunities Fund. Prior to joining Fortress, Mr. Silvers was a senior member of the real estate, gaming and lodging investment banking group at Bear, Stearns & Co. Inc. where he was from July 1999 to October 2005. In this role, Mr. Silvers was integrally involved in all aspects of the firm’s gaming and hospitality industry investment banking practice, including origination, analysis and transaction execution. Mr. Silvers holds a Bachelor of Science in Economics and an M.B.A. in Finance from The Wharton School of Business at the University of Pennsylvania. Mr. Silvers serves on the Board of Directors of Universal Health Services, Inc.

Andrew Nelson has been our Assistant Secretary since our initial public offering in 2007 and a Director since December 2008. Mr. Nelson was our Chief Financial Officer from our initial public offering in November 2007 until December 2009. Mr. Nelson has also served as Chief Financial Officer at Hayground Cove since September 2005, and as Chief Financial Officer of Reunion Hospitality Corp. since January 2010. In such capacity, Mr. Nelson is responsible for the finance and accounting functions of the firm, provides financial reporting and assists with risk management. Mr. Nelson is also a member of Hayground Cove’s Risk Committee. From 2006 to 2007, Mr. Nelson also served as controller of India Hospitality Corp. Prior to joining Hayground Cove, Mr. Nelson worked at Context Capital Management, a hedge fund located in San Diego, California specializing in the convertible arbitrage strategy, as a Senior Operations Consultant from September 2004 to August 2005. Mr. Nelson holds a Bachelor of Science in Business from the University of Vermont and an M.B.A. in Finance from New York University, Stern School of Business. Mr. Nelson is a CFA charterholder.

George A. Rosenbaum, Jr. currently serves as our Chief Financial Officer and will serve as Executive Vice President of Service1st upon the consummation of the Acquisition. From May 2007 to December 2009, Mr. Rosenbaum has served as Consultant for various financial entities, including two groups starting de novo banks. From August 2003 to February 2007, Mr. Rosenbaum, served as Executive Vice President, Chief Financial Officer and Secretary of the board of directors of First Federal Banc of the Southwest, Inc. From May 2002 to August 2003, Mr. Rosenbaum served as Chief Financial Officer of Illini Corporation, a publicly traded $280 million bank holding company. From July 2000 to May 2002, Mr. Rosenbaum worked as Senior Audit Manager at McGladrey & Pullen LLP, working primarily on accounting and audit matters relating to financial institutions. Mr. Rosenbaum holds a Bachelor of Science in Accounting from the National College of Business.

Richard A.C. Coles has been a member of our board of directors since December 2008. Mr. Coles is a Managing Principal of the Emmes Group of Companies and is a Member of their Investment Committee. Mr. Coles joined Emmes in 1997, became a Managing Director in 2004, and a Partner in 2005. Mr. Coles is the primary Principal responsible for the day-to-day oversight of Emmes Asset Management Company LLC and Emmes Realty Services LLC and plays a key role in the execution of the property level value enhancing strategies undertaken by the firm in respect of the assets owned and/or managed by the firm, as well as sourcing new acquisition opportunities for the firm and its partners and clients. Prior to joining Emmes, Mr. Coles worked as an asset manager and a development director of the Enterprise Development Company, overseeing numerous development and leasing projects for retail, urban specialty and office assets. Mr. Coles is the co-chair of The Enterprise Foundation, a leading non-profit provider of affordable housing, New York City advisory board. In addition, he is an active member of the Real Estate Board of New York as well as the Pension Real Estate Association. Mr. Coles holds a Bachelor of Arts from Boston College and a M.B.A. in Finance and Accounting from New York University, Stern School of Business.

Michael B. Frankel has been a member of our board of directors since December 2008. Mr. Frankel has been a private investor and advisor since June 2008. Prior to that time, from 1982 to June 2008, Mr. Frankel was employed at Bear, Stearns & Co. Inc. where he was a Senior Managing Director since July 1990. While at Bear Stearns, Mr. Frankel was responsible for establishing and managing the Global Equity Capital Markets Group, was a member of the Commitment Committee, and managed the investment banking-research department relationship. Prior to joining Bear Stearns, from 1958 to 1982, Mr. Frankel was employed at L.F. Rothschild & Co. where he was a General Partner since 1973. At L.F. Rothschild & Co, Mr. Frankel managed the Institutional Equities Department. Mr. Frankel holds a Bachelor of Science in Economics from Lafayette College.

Mark Schulhof has been a member of the WLBC board of directors since December 2008. Mr. Schulhof is Chief Executive Officer and President of Quadriga Art II, Inc., a leading provider of services to the non-profit community worldwide since 1994. Mr. Schulhof’s responsibilities at Quadriga Art II, Inc. include the oversight of all day-to-day operations and development of strategic growth initiatives in all channels of the business. Mr. Schulhof holds a Bachelor of Arts from Franklin & Marshall College and holds a Masters in Politics and Public Policy from The Eagleton Institute of Politics at Rutgers University.

Messrs. Nelson and Schulhof will no longer be members of our board of directors upon the consummation of the Acquisition. Mr. Silvers will no longer be our President upon the consummation of the Acquisition

Employees

We currently have three executive officers: Jason N. Ader, our Chief Executive Officer, Daniel Silvers, our President and George A. Rosenbaum Jr., our Chief Financial Officer. Mr. Ader serves on our Board of Directors. On December 18, 2009, we entered into a second amended and restated employment agreement with George A. Rosenbaum Jr. Effective as of January 1, 2010, Mr. Rosenbaum serves as our Chief Financial Officer and will serve as Executive Vice President and Chief Financial Officer of Service1st upon the consummation of the Acquisition. None of our other officers have entered into employment agreements with us and none of our officers are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs.

Item 1A.	Risk Factors

Risks Related to Our Business and the Financial Services Industry

As a newly-formed public bank holding company, we will incur significant legal, accounting, compliance and other expenses.

As a newly-formed public bank holding company, we will incur significant legal, accounting and other expenses that were not necessarily incurred by Service1st prior to the Acquisition. There can be no assurances that the costs will not be materially higher. For example, we will continue to be required to prepare and file quarterly, annual and current reports with the SEC, as well as comply with a myriad of rules applicable to public companies, such as the proxy rules, beneficial ownership reporting requirements and other obligations. In addition, the Sarbanes-Oxley Act of 2002 and the rules implemented by the SEC in response to that legislation have required significant changes in corporate governance practices of public companies. While we have had to comply with such rules and regulations in the past, we expect these rules and regulations to significantly affect legal and financial compliance costs when we enter into the financial services industry as a result of the Acquisition, and to make some activities more time-consuming and costly than they had been prior to the Acquisition.

Additionally, as a newly-formed bank holding company, we will be required to prepare supplemental qualitative disclosure regarding our assets and operations as set forth in Article 9 of Regulation S-X and Industry Guide No. 3, which will include information such as portfolio loan composition, yield, costs, loan terms, maturities, re-pricing characteristics, credit ratings and risk elements such as non-accrual and past due items, which will add to our legal and compliance costs going forward.

As the provider of financial services, our business and earnings will be significantly affected by general business and economic conditions, particularly in the real estate industry, and accordingly, our business and earnings could be further harmed in the event of a continuation or deepening of the current U.S. recession or further market deterioration or disruption.

The global and U.S. economies and the local economies in the Nevada market, where substantially all of the Service1st loan portfolio was originated, experienced a steep decline between 2007 and 2009. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many financial institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. We give you no assurance that economic conditions that have adversely affected the financial services industry and the capital, credit, and real estate markets generally, will improve in the near term.

Our business and earnings will be sensitive to general business, economic and market conditions in the United States. These conditions include changes in short-term and long-term interest rates, inflation, deflation, fluctuation in the real estate and debt capital markets, developments in national and regional economies and changes in government policies and regulations.

Our business and earnings will be particularly sensitive to economic and market conditions affecting the real estate industry because a large portion of our loan portfolio will consist of commercial real estate and construction loans. Real estate values have been declining in Nevada, steeply in some cases, which has affected collateral values and has resulted in increased provisions for loan losses for Nevada banks.

While generally containing lower risk than unsecured loans, commercial real estate and construction loans generally involve a high degree of credit risk. Such loans also generally involve larger individual loan balances. In addition, real estate construction loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because many real estate construction borrowers’ ability to repay their loans is dependent on successful development of their properties, as well as the factors affecting residential real estate borrowers. Risk of loss on a construction loan depends largely upon whether the initial estimate of the property’s value at completion of construction equals or exceeds the cost of property construction (including interest), the ability of the borrowers to stabilize leasing or rental income to qualify for permanent financing and the availability of permanent take-out financing, itself a market we believe that is largely non-existent at present. During the construction phase, a number of factors can result in delays and cost overruns. Construction and commercial real estate loans also involve greater risk because they may not be fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment may depend on the borrower being able to refinance the loan, timely sell the underlying property or liquidate other assets.

The current U.S. recession has resulted in a reduction in the value of many of the real estate assets securing a large portion of the loans that we are purchasing. Any increase in the number of delinquencies or defaults would result in higher levels of nonperforming assets, net charge-offs and provisions for loan losses, adversely affecting our results of operations and financial condition.

Future acquisitions will require regulatory approval and may be on terms that may not conform to our current business plan and our asset portfolio.

Upon the consummation of the Acquisition, we will operate as a “new” Nevada financial institution bank holding company and will conduct our operations through our wholly-owned subsidiary, Service1st. Service1st currently operates from its main office and two branch locations with approximately $137.0 million in gross loans and approximately $185.3 million in deposits. Following the consummation of the Acquisition, we intend to grow organically, and if approved by the appropriate bank regulatory agencies, pursue additional acquisitions, including government assisted transactions and opportunities involving federally assisted bank acquisitions. There is no assurance that we will receive the necessary approvals for such acquisitions or that such acquisitions will conform to our current business plan and asset portfolio.

Our geographic concentration will be tied to business, economic and regulatory conditions in Nevada.

Unfavorable business, economic or regulatory conditions in Nevada, where we will conduct the majority of our business, could have a significant adverse impact on our business, financial condition and results of operations. In addition, because our business will be concentrated in Nevada, and our entire loan portfolio originated from Nevada, we could also be adversely affected by any material change in Nevada law or regulation and may be exposed to economic and regulatory risks that are greater than the risks we would face if the business were spread more evenly by geographic region.

Furthermore, the recent decline in Nevada in the value of real estate assets and local business revenues, particularly in the gaming and hospitality industries, could continue and would likely have a significant adverse impact on business, financial conditions and results of operations. There can be no assurance that the real estate market or local industry revenues will not continue to decline. Further erosion in asset values in Nevada could impact our existing loans and could make it difficult for us to find attractive alternatives to deploy our capital, impeding our ability to grow our business.

The Las Vegas market is substantially dependent on gaming and tourism revenue, and the downturn in the gaming and tourism industries has indirectly had an adverse impact on Nevada banks.

The economy of the Las Vegas area is unique in the United States for its level of dependence on services and industries related to gaming and tourism. Regardless of whether a Nevada bank has substantial customer relationships in the gaming and tourism industries, the downturn in the Nevada economy adversely affects the bank’s customers, resulting in an increase in loan delinquencies and foreclosures, a reduction in the demand for products and services, and a reduction of the value of collateral for loans, with an associated adverse impact on the bank’s business, financial condition, results of operations, and prospects.

Any event or state of affairs that adversely affects the gaming or tourism industry adversely impacts the Las Vegas economy generally. Gaming and tourism revenue is particularly vulnerable to fluctuations in the economy. Virtually any development or event that dissuades travel or spending related to gaming and tourism adversely affects the Las Vegas economy. The Las Vegas economy is more susceptible than the economies of many other cities to such issues as higher gasoline and other fuel prices, increased airfares, unemployment levels, recession, rising interest rates, and other economic conditions, whether domestic or foreign. Gaming and tourism are also susceptible to political conditions or events, such as military hostilities and acts of terrorism, whether domestic or foreign. In addition, Las Vegas competes with other areas of the country and other parts of the world for gaming revenue, and it is possible that the expansion of gaming operations in other states, such as California, and other countries would significantly reduce gaming revenue in the Las Vegas area.

The soundness of other financial institutions with which we do business could adversely affect us.

The financial services industry and the securities markets have been materially adversely affected by significant declines in values of almost all asset classes and by extreme lack of liquidity in the capital and credit markets. Financial institutions specifically have been subject to increased volatility and an overall loss in investor confidence. Financial institutions are interrelated as a result of trading, clearing, counterparty, investment, or other relationships, including loan participations, derivatives, and hedging transactions and investments in securities or loans originated or issued by financial institutions or supported by the loans they originate. Many of these transactions expose a financial institution to credit or investment risk arising out of default by the counterparty. In addition, a bank’s credit risk may be exacerbated if the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other exposure. These circumstances could lead to impairments or write-downs in a bank’s securities portfolio and periodic gains or losses on other investments under mark-to-market accounting treatment. We could incur additional losses to our securities portfolio in the future as a result of these issues. These types of losses could have a material adverse effect on our business, financial condition or results of operation. Furthermore, if we are unable to ascertain the credit quality of certain potential counterparties, we may not pursue otherwise attractive opportunities and we may be unable to effectively grow our business.

Our earnings may be significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part cost of funds for lending and investing and the return earned on those loans and investments, both of which impact net interest margin, and can materially affect the value of financial instruments, such as debt securities. Its policies can also affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies will be beyond our control and difficult to predict or anticipate. To the extent that changes in Federal Reserve policies have a disproportionate effect on our cost of funding or on the health of our borrowers, such changes could materially affect our operating results.

If there was a depletion of the FDIC’s Deposit Insurance Fund, the FDIC could impose additional assessments on the banking industry.

If there was a depletion of the FDIC’s Deposit Insurance Fund, we believe that the FDIC would impose additional assessments on the banking industry. In such case, Service1st’s profitability would be reduced by any special assessments from the FDIC to replenish the Deposit Insurance Fund.

The financial services industry is heavily regulated by federal and state agencies.

Federal and state regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the business going forward in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation.

Potential acquisitions through government-assisted transactions are ultimately decided upon by many of the agencies that will regulate us. To the extent that our regulators took actions that were not in our interests, it could have a negative impact on our growth prospects. Additionally, there can be no assurance that regulatory approvals will be granted and the Acquisition will be consummated.

We operate in a highly regulated environment and changes in the laws and regulations that govern our operations, changes in the accounting principles that are applicable to us, and our failure to comply with the foregoing, may adversely affect us.

We will be subject to extensive regulation, supervision, and legislation that governs almost all aspects of our operations. The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors, and the deposit insurance funds, not stockholders. Changes in these laws or in applicable accounting principles could make it more difficult and expensive for us to comply with laws, regulations, or accounting principles and could affect the way we conduct business.

Moreover, the United States, state, and foreign governments have taken or are considering extraordinary actions to deal with the worldwide financial crisis and the severe decline in the global economy. Many of these actions have been in effect for only a limited time and have produced limited or no relief to the capital, credit, and real estate markets. We cannot assure you that these actions or other actions under consideration will ultimately be successful. Although we cannot reliably predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and stockholders. Compliance with the initiatives may increase our costs and limit our ability to pursue business opportunities.

A stockholder with a 5% or greater interest in Western Liberty Bancorp could, under certain circumstances, be subject to regulation as a “bank holding company.”

Any entity (including a “group” composed of natural persons) owning 25% or more of the outstanding Western Liberty Bancorp common stock, or 5% or more if such stockholder otherwise exercises a “controlling influence” over Western Liberty Bancorp, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended (the “BHCA”). In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHCA to acquire or retain 5% or more of the outstanding Western Liberty Bancorp common stock and (2) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act to acquire or retain 10% or more of the outstanding Western Liberty Bancorp common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such stockholder may be required to divest investments that may be deemed incompatible with bank holding company status, such as a material investment in a company unrelated to banking. Each stockholder is responsible for monitoring their ownership level to determine whether they will become subject to regulation as a “bank holding company.” Furthermore, although we will actively work with such stockholders to make sure they are in compliance with these obligations, we may not receive the requisite bank regulatory approvals for the Acquisition if any such stockholder refuses to register as a bank holding company or divest itself of certain investments.

Any current or future litigation, regulatory investigations, proceedings, inquiries or changes could have a significant impact on the financial services industry.

The financial services industry has experienced unprecedented market value declines caused primarily by the current U.S. recession and real estate market deterioration. As a result of the current market perceptions of stockholder advocacy groups as well as the current U.S. Administration in Washington, D.C., litigation, proceedings, inquiries or regulatory changes are all distinct possibilities for financial institutions. Such actions or changes could result in significant costs. Because we will be a relatively new financial institution, any costs and/or burdens imposed by such actions or changes could affect us disproportionately from how they affect our competitors.

The Emergency Economic Stabilization Act of 2008 (EESA) and the American Recovery and Reinvestment Act of 2009 (ARRA) may not stabilize the financial services industry or the U.S. economy.

The EESA was signed into law on October 3, 2008.  The legislation was intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs have been and are being developed and implemented under EESA. The EESA may not have the intended effect and therefore the condition of the financial services industry may worsen instead of improve. The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely impact business, financial condition, financial results and/or access to funding or capital, as well as the trading price of common stock after consummation of the Acquisition.

The ARRA was signed into law on February 17, 2009. The legislation was intended to provide immediate and long-term solutions to the current U.S. recession. The ARRA may not have the intended effect; therefore, the current U.S. recession and the condition of the financial services industry may worsen instead of improve. The failure of the ARRA to improve the current U.S. recession and/or improve the condition of the U.S. banking system could significantly adversely impact business, financial condition, financial results and/or access to funding or capital, as well as the trading price of common stock after consummation of the Acquisition.

Current market volatility and industry developments may adversely affect business and financial results.

The volatility in the capital and credit markets along with the housing declines during the last year have resulted in significant pressure on the financial services industry. If current volatility and market conditions continue or worsen, there can be no assurance that the financial services industry, results of operations or the business will not continue to be significantly adversely impacted. We may have further increases in loan losses, deterioration of capital or limitations on their access to funding or capital, if needed.

Further, if other financial institutions fail to be adequately capitalized or funded, it may negatively impact business and financial results. In the past, Service1st has routinely interacted with numerous financial institutions in the ordinary course of business and has therefore been exposed to operational and credit risk to those institutions. Failures of such institutions may significantly adversely impact our operations going forward.

Strategies to manage interest rate risk may yield results other than those anticipated.

Changes in the interest rate environment are difficult to predict. Net interest margins can expand or contract, and this can significantly impact overall earnings. Changes in interest rates can also adversely affect the application of critical management estimates, their projected returns on investments, as well as the determination of fair values of certain assets. We have certain assets and liabilities with fixed interest rates. Unexpected and dramatic changes in interest rates may materially impact our operating results.

Negative public opinion could damage our reputation and adversely impact our business and revenues.

Financial institutions’ earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from actual, alleged or perceived conduct in any number of activities, including lending practices, the failure of any product or service to meet customers’ expectations or applicable regulatory requirements, corporate governance, acquisitions, as a defendant in litigation, or from actions taken by government regulators or community organizations. Negative public opinion could adversely affect our ability to attract and/or retain customers and can expose us to litigation or regulatory action. Negative public opinion could also affect our credit ratings, which are important for access to certain sources of wholesale borrowings, thereby increasing the cost or reducing, or eliminating, the availability of these sources of funding. We are highly dependent on our customer relationships. Any negative perception of us which impacted our customer relationships could materially affect our business prospects by reducing our deposit base. We will not have controlled Service1st prior to the closing of the Acquisition. As such, there may be actions, that we are unaware of, which have been taken by Service1st in the past that could cause a negative public opinion of us in the future.

Disruptions in our ability to access capital markets may negatively affect our capital resources and liquidity.

In managing their consolidated balance sheet, financial institutions depend on access to capital markets to provide them with sufficient capital resources and liquidity to meet their commitments and business needs, and to accommodate the transaction and cash management needs of their customers. Other sources of funding available, and upon which they rely as regular components of their liquidity risk management strategy, include deposits, inter- bank borrowings, repurchase agreements and borrowings from banks and the Federal Reserve discount window. Any occurrence that may limit access to the capital markets, such as a decline in the confidence of depositors, debt purchasers, or counterparties participating in the capital markets, or a downgrade of their debt ratings, may adversely affect our borrowing costs and liquidity going forward.

Changes in interest rates could adversely affect our profitability, business and prospects.

Most of the assets and liabilities of a bank holding company are monetary in nature, exposed to significant risks from changes in interest rates that can affect net income and the valuation of assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on our business, asset quality, and prospects. Our operating income and net income will depend to a great extent on our net interest margin, the difference between the interest yields we receive on loans, securities, and other interest-earning assets and the interest rates we pay on interest-bearing deposits, borrowings, and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. If the rate of interest we pay on interest-bearing deposits, borrowings, and other liabilities increases more than the rate of interest we receive on loans, securities, and other interest-earning assets, our net interest income and therefore our earnings could be adversely affected. Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities.

In addition, loan volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with increased loan originations. Conversely, in rising interest rate environments loan repayment rates decline and in a falling interest rate environment loan repayment rates increase. We cannot assure you that we will be able to minimize our risk exposure to changing interest rates. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.

Interest rates also affect how much money we can lend. When rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations, and cash flows.

Increasing our existing market share may depend on market acceptance and regulatory approval of new products and services.

We will assume the market share of Service1st. Our ability to increase that market share will depend, in part, on our ability to create and adapt products and services to evolving industry standards. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce net interest margin and revenues from fee-based products and services. In addition, the widespread adoption of new technologies, including internet-based services, could require us to make substantial expenditures to modify or adapt the existing products and services we are assuming. We may not successfully introduce new products and services, achieve market acceptance of products and services and/or be able to develop and maintain loyal customers. Market share expansion will also require fixed asset (branch) expansion to service a larger customer base and to access broader markets. There is no guaranty of a positive return on these expenditures.

Risks Related to the Acquisition

The Acquisition is subject to the receipt of consents and approvals from regulatory authorities that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Acquisition.

Before the Acquisition may be completed, various approvals and consents must be obtained from the Federal Reserve, the FDIC and the Nevada Financial Institutions Division. As a corporation not currently subject to bank supervisory regulation, our applications to become a bank holding company for a Nevada-based community bank are subject to different statutory approval processes maintained by several federal and state bank regulatory agencies with supervisory oversight and jurisdiction of the contemplated transactions and the banks that are parties to the contemplated transactions. Approval terms granted by these federal and state bank regulatory agencies may include terms and conditions more onerous than our management contemplates, and approval may not be granted in the timeframes desired by the parties to the contemplated transactions. Bank regulatory approval, if granted, may contain terms that relate to deteriorating real estate lending both nationally and in Nevada; bank regulatory supervisory reactions to the current economic difficulties may not be specific to WLBC itself. Additionally, these regulators may impose conditions on the completion of the Acquisition or require changes to the terms of the Acquisition. Any such conditions or changes could have the effect of delaying or prohibiting completion of the Acquisition or imposing additional costs on or limiting the revenues following the Acquisition. There can be no assurances that regulatory approvals will be granted and the Acquisition consummated. Any future acquisitions will also be subject to regulatory approvals, and there is no assurance that such approvals will be obtained or that any future acquisitions will conform to WLBC’s business plan and asset portfolio. Additionally, there is no requirement that we bring any future acquisitions to a vote of stockholders, other than as required under Delaware or other applicable law, or pursuant to stock exchange rules.

As a result of the Acquisition, the ownership interest of WLBC’s current stockholders will be substantially reduced, resulting in a dilution of WLBC’s current stockholders’ voting power.

In connection with the consummation of the Acquisition, we will issue shares of our common stock to the holders of Service1st common stock. The issuance of these shares of our common stock will dilute our existing stockholders’ voting interest. While a majority of the proposed members of our post-Acquisition board of directors are considered “independent” under the listing standards of the NYSE Amex, our post-Acquisition board of directors will contain three directors designated by Service1st. In addition, certain officers of Service1st will remain officers of Service1st and/or become officers of WLBC post-Acquisition. These directors and officers may align their interests with those of the former stockholders of Service1st rather than those of the stockholders of WLBC prior to the Acquisition. In addition, following the Acquisition, WLBC’s outstanding common stock will be subject to substantial potential dilution by outstanding Service1st options and warrants that will be exercisable for shares of WLBC common stock.

Our board of directors has approved the award of post-closing transaction related equity awards, which, if issued, would increase the number of shares eligible for future resale in the public market and result in dilution of our stockholders.

Our board of directors has approved the award of up to 1.5 million shares of restricted stock in connection with the Acquisition, which may be awarded to certain members of our management and our consultants, in connection with the Acquisition. The Compensation Committee will meet to determine which members of our management and our consultants will receive equity grants and the allocation of such grants. No decision has been made by our current board of directors as to whether these shares will be awarded at all, how many of such shares may be awarded, when such shares may be awarded or to whom such shares may be awarded. All such determinations will be made solely by the Compensation Committee in place upon consummation of the Acquisition. Any future awards of these restricted stock will not be subject to the approval of stockholders. To the extent such grants are allocated post-closing, 1.5 million additional shares of our common stock may be issued, which will result in the dilution of the ownership of the holders of our common stock and an increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The value of our capital stock could be adversely affected to the extent we fail to effectively integrate Service1st and realize the expected benefits of the Acquisition.

The Acquisition will involve the merger of Merger Sub with and into Service1st. It is possible that this will result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees. As with any financial institution acquisition, there also may be disruptions that cause us to lose customers or cause customers to take deposits out of banks.

Our financial results and condition after the Acquisition may be affected by factors different from those currently affecting our current financial results and condition. Although we believe that the Acquisition will create financial, operational and strategic benefits for the combined company and our stockholders, these benefits may not be achieved. The Acquisition, even if conducted in an efficient, effective and timely manner, may not result in combined financial performance that is better than what we would have achieved if the Acquisition had not occurred or if we entered into liquidation.

Service1st may not be able to obtain the approval of its stockholders, which is required to consummate the Acquisition.

Under the applicable Nevada corporate statutes, the consummation of the Acquisition will require the approval of the holders of a majority of the outstanding shares of capital stock of Service1st (the “Service1st Stockholder Approval”). Although holders of approximately 24% of Service1st’s outstanding shares have agreed to vote their shares in favor of the Acquisition in accordance with the Voting Agreement, there can be no assurance that Service1st will be able to obtain the Service1st Stockholder Approval. If the Service1st Stockholder Approval is not obtained, we will not be able to consummate the Acquisition.

If the Acquisition’s benefits do not meet the expectations of financial or industry analysts, the market price of our securities may decline.

The market price of our securities may decline as a result of the Acquisition if:

•	we do not achieve the perceived benefits of the Acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts; or

•	the effect of the Acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

Our current directors and executive officers have certain interests in consummating the Acquisition that may have influenced their decision to approve the Acquisition.

Certain of our current directors and executive officers comprise certain of our private stockholders, private warrantholders and holders of restricted stock, and have approved the Acquisition. These financial interests of those private stockholders, private warrantholders and holders of restricted stock, who are our current directors or officers may have influenced their decision to approve the Acquisition and to continue to pursue the

Acquisition. In considering the recommendations of our board of directors to vote for the Acquisition Proposal and other proposals, our stockholders should consider these interests.

The historical financial information included in this proxy statement/prospectus is not necessarily indicative of our future performance.

The historical financial information for Service1st included in this proxy statement/prospectus is not necessarily indicative of what our financial position, results of operations and cash flows would have been if we had been a public bank holding company during those periods. The results of future periods may be different as a result of, among other things, the additional costs associated with being a public bank holding company and the pace of growth of our business in the future, which is likely to differ from the historical growth reflected in Service1st’s financial information presented herein.

Service1st has experienced significant losses since it began operations in January of 2007. There is no assurance that it will become profitable.

Service1st commenced operations as a commercial bank on January 16, 2007, with initial capital of $50.0 million. Since inception, Service1st has not been profitable. To some extent, the lack of profitability is attributable to the start-up nature of its business; time is required to build assets sufficient to generate enough interest income to cover operating expenses. However, in addition to the customary challenges of building profitability for a start-up bank, Service1st has experienced deterioration in the quality of its loan portfolio, largely as a result of the challenging economic conditions in the Nevada market during the last two years. As a result, Service1st experienced losses of $4.2 million in 2007, $5.1 million in 2008 and $17.4 million in 2009. Although Service1st’s initial capital was sufficient to absorb these losses and Service1st remains well capitalized under applicable regulatory criteria, at the end of 2009, Service1st’s capital of $24.5 million was nearly half the level of its original capital.

Despite the guidance we expect to receive from certain executives of Service1st who will remain with the company and join our board of directors, we expect to incur certain transitional expenses that may be large in proportion to the scale of our operations. In addition, we have no earnings history and there is no guarantee that we will ever be profitable or be able to successfully implement an effective business model. In order for Service1st to become profitable, we believe that we will need to attract a larger amount of deposits and a larger portfolio of loans than it currently has. We must avoid further deterioration in its loan portfolio and increase the amount of its performing loans so that the combination of its net interest income and non-interest income, after deduction of its provision for loan losses, exceeds its non-interest expense. The source of the majority of Service1st’s loan losses can be traced primarily to real estate loans that were reliant on continuation of a growing and prosperous economic environment. Beginning in early to mid-2008, increased emphasis on underwriting standards and risk selection was introduced, which effectively discontinued the making of construction, land development, other land loans and any other loans in which the primary source of repayment was subject to greater risk than our current standards would require (such as repayment from proceeds from sales, rentals, leases or refinancing, including permanent take out financing) or based upon projections, unless such loans were accompanied by additional financial support from the borrowers or guarantors. In 2009, Service1st also took charge offs of $12.2 million (including $7.7 million for construction, land development and other land loans and $4.4 million for commercial and industrial loans) based on its assessment of the inherent losses in its loan portfolio. Its future profitability may also be dependent on numerous other factors, including the success of the Nevada economy and favorable government regulation. The Nevada economy has experienced a significant decline in recent years due to the current economic climate. This economy, in which all of Service1st’s loans have been made, continues to exhibit weakness, and there can be no assurance that further material losses will not be experienced in the portfolio. It will also be a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s ability to make loans and purchase securities. Continued deterioration of the national and/or local economies, adverse government regulation or our inability to grow our business could affect our ability to become profitable. If this happens, there continues to be a risk that it will not operate on a profitable basis in the near or long-term, and it may never become profitable.

The Service1st loan portfolio and any other loan portfolios we may acquire after the closing of the Acquisition may not perform as expected.

Our performance and prospects after the consummation of the Acquisition will be dependent to a significant extent on the performance of the loan portfolio of Service1st, constituting a total of 201 loans totaling approximately $137.0 million in gross, and other loan portfolios we may acquire following the consummation of the Acquisition, and ultimately on the financial condition of our borrowers and other customers. The Service1st loan portfolio and any other loan portfolios we may acquire after consummation of the Acquisition may differ to some extent in the types of borrowers, industries and credits represented. In addition, there may be differences in the documentation, classifications, risk grading and management of the portfolios, and we may acquire loans from various geographic locations following the Acquisition. None of these loans will have historically been serviced or maintained by our employees or management. As a result, our overall loan portfolio after the consummation of the Acquisition may have a different risk profile than the loan portfolio of Service1st before the consummation of the Acquisition. The performance of our loan portfolio could be adversely affected if any of such factors are worse than currently anticipated. In addition, to the extent that present customers are not retained or additional expenses are incurred in retaining them, there could be adverse effects on our future consolidated results of operations following the consummation of the Acquisition. Realization of improvement in profitability is dependent, in part, on the extent to which the revenues of Service1st are maintained and enhanced.

Further deterioration in the quality of Service 1st’s loan portfolio may result in additional charge-offs which will adversely effect our operating results.

During the last two years, Service 1st suffered from a deterioration in the quality of its loan portfolio. Net charge-offs to average loans outstanding was 8.43% at December 31, 2009 as compared to 1.44% at December 31, 2008 and 0.03% at December 31, 2007. The depressed economic conditions in Nevada which contributed significantly to this deterioration are expected to continue into 2010. As of December 31, 2009, performing loans that are classified as potential problem loans constituted approximately 26.41% of total loans. As a result, while Service 1st has implemented various measures to address the current economic situation and took significant charge-offs in 2009, there may be further deterioration in its loan portfolio which will require additional charge-offs. Additional charge-offs will adversely affect our operating results and financial condition.

Most of the loans being acquired have been originated in the last three years and may have experienced performance which may not be representative of credit defaults in the future.

All of Service1st’s loans were originated in the past three years. A portfolio of older loans will often behave more predictably than a newer portfolio. The average age of its loan portfolio, excluding loan renewals, is 1.7 years, and the current level of delinquencies and defaults may not be representative of the level that will prevail in the event we make loans with longer maturity periods. As of December 31, 2009, 30 to 89 days delinquent and accruing loans were $0, 90 plus days delinquent and accruing loans were $0 million and non-accrual loans were $7.8 million. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Current appraisals (6 months or less) were available on all of Service1st’s non-performing real estate loans. All appraisal valuations in file were assessed and updated based on current market conditions, cap rates and varying degrees of stress testing based on property type, location, lease maturities, vacancy factors and tenant strength.

A substantial portion of Service1st’s loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

Approximately 44% of Service1st’s loan portfolio consists of loans maturing within one year. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow maybe materially less than when the loan originated. This could result in a significant decline in the performance of our loan portfolio.

Service1st relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if Service 1st is forced to foreclose upon such loans.

A significant portion of Service 1st’s loan portfolio consists of loans secured by real estate. As of December 31, 2009, approximately 65.8% of its loans were secured by real estate. Service 1st relies upon independent appraisers to estimate the value of the real estate which secures its loans. Appraisals may reflect the estimated value of the collateral on an “as-is” basis, an “as-stabilized” basis or an “as-if-developed” basis, depending upon the loan type and collateral. Raw land generally is appraised at its “as-is” value. Income producing property may be appraised at its “as-stabilized” value, which takes into account the anticipated cash flow of the property based upon expected occupancy rates and other factors. The collateral securing construction loans may be appraised at its “as-if-developed” value, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if-developed” values on construction loans often exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser.

Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. With respect to appraisals conducted on an “as-if-developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the “as-if-developed” appraised value. As a result of any of these factors, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, Service1st may not recover the outstanding balance of the loan.

As a de novo bank Service1st is subject to restrictions that may inhibit growth and initiatives not within its existing business plan.

Service1st is subject to customary conditions applicable to newly chartered (so called, “de novo”) banks for a probationary period of seven years. During such probationary period, Service1st must maintain a Tier 1 capital leverage ratio of not less than 8.0%. (At December 31, 2009, its Tier 1 capital leverage ratio was 11.00%.) In addition, during the seven-year period, Service1st is required to operate within the parameters of a business plan submitted to the FDIC (an amended version of which was most recently submitted during the fourth quarter of 2009), and to provide the FDIC 60 days’ advance notice of any proposed material change or material deviation from the business plan, before making any such change or deviation. During the seven-year de novo period, Service1st will remain on a 12-month risk management examination cycle and be subject to enhanced supervision for compliance examinations and Community Reinvestment Act evaluations. Consequently, Service1st will be under a high degree of regulatory scrutiny, at least through the end of 2013, and proposed initiatives not included in the business plan submitted to the FDIC will require prior FDIC approval. As a result, Service1st may not be able to implement new business initiatives, and its ability to grow may be inhibited.

Service1st is subject to a Memorandum of Understanding and to regulatory restrictions that may affect its ability to obtain regulatory approval for future initiatives requiring such approval and to hire and retain qualified senior management.

In May of 2009, Service1st entered into a Memorandum of Understanding (“MOU”) with the FDIC and the Nevada Financial Institutions Division. Pursuant to the MOU, Service1st agreed, among other initiatives, to develop and submit a comprehensive strategic plan covering at least a three-year operating period; to reduce the level of adversely classified assets and review loan grading criteria and procedures to ensure accurate risk ratings; to develop a plan to strengthen credit administration of construction and land loans (including the reduction of concentration limits in land, construction and development loans and the improvement of stress-

testing of commercial real estate loan concentrations); to review its methodology for determining the adequacy of the allowance for loan and lease losses; and to correct apparent violations listed in its most recent report of examination. Management believes that Service1st is in full compliance with the terms of the MOU and reports compliance with the components of the MOU to its board of directors monthly and the FDIC and the Nevada Financial Institutions Division at the end of each calendar quarter. The MOU reflects a heightened degree of concern by the bank regulators regarding the matters as to which Service1st has agreed to take action, and these underlying concerns, unless fully addressed over time, could adversely affect the ability of Service1st to obtain approval for initiatives requiring approval.

In addition, since mid-2009, Service1st has been required (i) to provide the FDIC with at least 30 days’ prior notice before appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer; and (ii) to obtain FDIC approval before making (or agreeing to make) any severance payments (except pursuant to a qualified pension or retirement plan and certain other employee benefit plans). The FDIC is likely to use the prior notice requirement in practice as a means of objecting to the appointment of new directors or senior executives (or changes in the responsibilities of senior executives) it deems not qualified for the positions sought (or to changes in the responsibilities of senior executives it deems not qualified for the new responsibilities proposed). These requirements will apply as well to WLBC upon the acquisition of Service1st. These regulatory requirements could make it more difficult for Service1st and WLBC to retain and hire qualified senior management. The MOU and these regulatory restrictions will remain in effect until modified or terminated by the regulators.

Risks Related to Western Liberty Bancorp

Although we are required to use our commercially reasonable efforts to have an effective registration statement covering the issuance of the shares of common stock underlying exercisable warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants.

Although we have undertaken in the Amended and Restated Warrant Agreement (as defined in the section entitled “Description of Securities — Warrants” below), and therefore have a contractual obligation, to use our commercially reasonable efforts to maintain a current registration statement covering the shares of common stock underlying our outstanding warrants following the consummation of a business combination to the extent required by federal securities laws, and we intend to comply with our undertaking, we cannot assure that we will be able to do so. In addition, we have agreed to use our commercially reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading-day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants comprising the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. Redemption of the warrants could force the warrant holders to (i) exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently you are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse to us.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution of our stockholders.

Outstanding redeemable warrants to purchase an aggregate of (i) 31,948,850 shares of our common stock with respect to our warrants issued in our initial public offering (“Public Warrants”) and (ii) up to 16,118,908 shares of our common stock with respect to our Private Warrants (assuming the Private Warrants held by Hayground Cove or its affiliates are no longer under Hayground Cove’s or any of its affiliates’ control) will become exercisable after the consummation of the Acquisition. These warrants likely will be exercised only if the per share exercise price is below the market price of the shares of our common stock. To the extent such warrants are exercised, 48,067,758 additional shares of our common stock will be issued, which will result in the dilution of the ownership of the holders of our common stock and an increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The NYSE Amex may delist our securities on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On October 20, 2009, we received notice from the staff of the NYSE Amex, where our securities are currently listed, indicating that the NYSE Amex believes that we no longer comply with its continued listing standards due to the recent amendments to our Amended and Restated Certificate of Incorporation approved at our stockholder meeting on October 7, 2009 and an insufficient number of public stockholders of our common stock.

We have appealed this determination and have been granted the right to a hearing before a committee of the NYSE Amex on February 11, 2010. If our securities remain on the NYSE Amex, we will be required to meet their respective continued listing requirements to remain listed. We may not be able to maintain those listing requirements.

If the NYSE Amex delists our securities from trading, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a significant devaluation of our securities, which could result in a determination that our shares of common stock have become “penny stock,” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the shares of common stock;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if the NYSE Amex delists our securities, we cannot assure you as to when we will be able to relist such securities on a national securities exchange.

Our stock price could fluctuate and could cause you to lose a significant part of your investment.

Following consummation of the Acquisition, the market price of our securities may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	changes in our perceived ability to increase our assets and deposits;

•	changes in financial estimates by analysts;

•	announcements by us or our competitors of significant contracts, productions, acquisitions or capital commitments;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	general economic conditions;

•	changes in market valuations of similar companies;

•	terrorist acts;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	future sales of our common stock;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving us, our subsidiaries or our general industry; and

•	additions or departures of key personnel.

We do not expect to present any additional or alternative acquisitions to our stockholders for a vote, except as required under Delaware or other applicable law, or pursuant stock exchange rules. Furthermore, if the Acquisition is not approved, we will have unrestricted funds which we intend to use to make an alternative acquisition. As a result, you will possibly not have the opportunity to evaluate a potential acquisition, which would make your investment in us more speculative.

We do not expect to present any additional or alternative acquisitions to our stockholders for a vote, except as required under Delaware or other applicable law or pursuant to stock exchange rules. This includes, among other things, the right to vote upon certain direct mergers involving the Company and the right to vote upon any sale, lease or exchange of all or substantially all of our assets. In general, no vote of our stockholders is required under our Second Amended and Restated Certificate of Incorporation or Delaware law to authorize the purchase by us of the assets of another entity (including, for example, assets purchased from a troubled financial institution as part of a sale by the FDIC or other regulator) or to authorize acquisitions effected through a merger in which we are the surviving corporation, each share of our stock outstanding immediately prior to the effectiveness of the merger is an identical share of the surviving corporation, and our authorized unissued shares or treasury shares to be issued or delivered under the relevant merger agreement do not exceed 20% of the shares of our common stock outstanding immediately prior to the effective date of the merger. Any future acquisition structured as a purchase of the assets of another entity in exchange for cash would not require a stockholder vote under Delaware law. Likewise, any acquisition by us of another company that is structured as a “forward triangular merger” or a “reverse triangular merger” (which, in each case, would involve a merger between the target entity and a wholly-owned subsidiary of WLBC), or a direct merger between us and the target in which we offer as consideration shares representing less than 20% of our outstanding stock prior to the merger, would not require a stockholder vote under Delaware law. Such matters could be authorized by our board of directors, which is charged with directing our business and affairs, and we do not expect to consult holders of our securities prior to effecting these acquisitions. Although our management and board of directors will use their best efforts to select targets that will produce the best returns on our stockholders’ equity, there is no guarantee that the acquisition of banking assets in the future will produce management’s and the board of directors’ intended results.

If the Acquisition is not approved by our stockholders and/or the stockholders of Service1st, or if the Acquisition Proposal is approved but the Acquisition cannot be consummated or is terminated due to, among other things, our inability to obtain the requisite regulatory approvals, we will have no immediate source of revenue. Our Second Amended and Restated Certificate of Incorporation does not contain any restrictions on our use of funds in connection with the pursuit and consummation of an alternative acquisition. Furthermore, we do not expect to present any alternative acquisition to our stockholders for a vote, except as required under Delaware or other applicable law, or pursuant to stock exchange rules. As a result, you may not have the opportunity to review and approve any alternate acquisition, which would make your investment in us more speculative.

If we are unable to effectively maintain a system of internal control over financial reporting, we may not be able to accurately or timely report financial results, which could materially adversely affect our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that a public company evaluate the effectiveness of its internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in its annual report on Form 10-K for that fiscal year. Section 404 also requires that a public company’s independent registered public accounting firm attest to, and report on, the effectiveness of the company’s internal control over financial reporting.

Our ability to comply with the annual internal control report requirements of Section 404 upon consummation of the Acquisition will depend on the effectiveness of our financial reporting and data systems and controls across our operations, including Service1st, which has not historically made evaluations and assessments in accordance with Section 404. We expect the implementation of these systems and controls at Service1st to involve significant expenditures, and our systems and controls will become increasingly complex after the consummation of the Acquisition. To effectively implement these systems at Service1st and manage this complexity, we will likely need to continue to improve our operational, financial and management controls and our reporting systems and procedures.

If we are not able to implement the required new or improved controls, or encounter difficulties in the implementation or operation of these controls, our independent registered public accounting firm may be required to issue an adverse opinion on the effectiveness of our internal control over financial reporting. This failure could cause us to be unable to report our financial information on a timely basis and thereby become subject to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if our management team or our independent registered public accounting firm were to report a material weakness in our internal control over financial reporting. If any of these events were to occur, our business could be adversely affected.

Following the consummation of the Acquisition, our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

Following the consummation of the Acquisition, we will maintain an allowance for estimated loan losses that we believe is adequate for absorbing the inherent losses in our loan portfolio. As of December 31, 2009, the allowance for loan and lease losses for Service1st was $6.4 million on a total of approximately $137.0 million gross loans. Based on these amounts, the percentage of allowance to total loans for Service1st was 4.68% and the allowance for loan losses as a percentage of non-performing loans for Service1st was 82.11%.

Pursuant to the acquisition method of accounting for business combinations, the allowance for loan losses from the acquired entities does not transfer to the acquiring entity. In addition, the acquiring bank should establish loan loss allowances for the acquired held-for-investment loans in periods after the acquisition, but only for losses incurred on these loans due to credit deterioration after acquisition. Therefore, management will determine the provision for loan losses based upon an analysis of general market conditions, credit quality of the loan portfolios, and performance of customers relative to their financial obligations. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond our control and such losses may exceed the allowance for estimated loan losses. Although we expect that the allowance for estimated loan losses will be adequate to absorb any inherent losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of the loan portfolio deteriorates. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it could have a negative effect on our results of operations and financial condition.

Following the consummation of the Acquisition, if we are unable to recruit and retain experienced management personnel and recruit and retain additional qualified personnel, our business and prospects could be adversely affected.

Our success following the Acquisition will depend in significant part on our ability to retain senior executives and other key personnel in technical, marketing and staff positions. There can be no assurance that we will be able to successfully attract and retain highly qualified key personnel, either in existing markets and market segments or in new areas that we may enter. If we are unable to recruit and retain an experienced management team or recruit and retain additional qualified personnel, our business, and consequently our sales and results of operations, may be materially adversely affected.

Upon consummation of the Acquisition, Service1st will have approximately 47 full-time equivalent, non-union employees. Service1st seeks to employ adequate staffing commensurate with levels of banking activities and customer service requirements for a community bank.

Our success following the completion of the Acquisition will depend in part on our ability to retain key customers, and to hire and retain management and employees and successfully manage the broader organization resulting from the Acquisition. Competition for qualified individuals may be intense and key individuals may depart because of issues relating to the uncertainty and difficulty of integration or a general desire not to remain with us after the Acquisition. Furthermore, we will face challenges inherent in efficiently managing an increased number of employees. Accordingly, no assurance can be given that we will be able to attract and retain key customers, management or employees or successfully manage the acquired organization, which could result in disruption to our business and negatively impact our operations and financial condition, which in turn could cause us not to realize the benefits anticipated to result from the Acquisition.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business we may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Changing tax laws, rules and regulations are subject to interpretation by applicable taxing authorities. If interpretations or tax laws, rules and regulations were to change, this may adversely affect our business, financial condition and results of operations after the consummation of the Acquisition.

We are subject to various domestic tax laws, rules and regulations. These regulations are subject to change, and applicable laws, rules and regulations are subject to interpretation by the applicable taxing authorities. We attempt to be in compliance with all applicable tax provisions. However, compliance with these tax provisions is not necessarily clear in all cases and taxing authorities may take a contrary position. Such positions could have an adverse effect on our businesses, financial condition and results of operations. If the tax laws, rules and regulations were amended or if current interpretations of the laws were to change adversely to our interests, the results could have an adverse affect on our business, results of operations and financial condition.

Compliance with governmental regulations and changes in laws and regulations and risks from investigations and legal proceedings could be costly and could adversely affect operating results.

Following the consummation of the Acquisition, our operations could be impacted by changes in the legal and business environments in which we could operate, as well as the outcome of ongoing government and internal investigations and legal proceedings. Also, as a result of new laws and regulations or other factors, we could be required to curtail or cease certain operations. Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of audits by various tax authorities, and the ability to fully utilize any tax loss carry forwards and tax credits. Compliance-related issues could limit our ability to do business in certain countries. These changes could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to satisfy our commitments and business needs, capital might not be available on terms acceptable to us or at all. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including but not limited to inter-bank borrowings, repurchase agreements, and borrowings from the discount window of the Federal Reserve. We cannot assure you that capital will be available to us on acceptable terms or at all. Any occurrence that limits our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of subsidiary banks, or counterparties participating in the capital markets, could adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition, and results of operations.

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

Our equity securities trade on the NYSE Amex. Each of our units consists of one share of common stock and one warrant and trades on the NYSE Amex under the symbol “WLBC.U.” Our public warrants (“Public Warrants”) and public shares (“Public Shares”) of common stock trade separately on the NYSE Amex under the symbols “WLBC.WS” and “WLBC,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $12.50 commencing on the consummation of our initial business combination. The Public Warrants expire on the date that is the seven year anniversary from the date of our initial acquisition or earlier upon redemption.

The following table sets forth, for the fourth quarter of the year ended December 31, 2007 and each quarter in the years ended December 31, 2009 and 2008, the high and low sales price of our units, Public Shares and Public Warrants as reported on the NYSE Amex. Prior to November 27, 2007, there was no established public trading market for our securities.

	Units		Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low

2007
Fourth Quarter (from November 27, 2007)	$10.10	$9.75	$9.05	$9.05	$0.90	$0.90
2008
First Quarter	$10.00	$9.66	$9.20	$9.00	$0.92	$0.71
Second Quarter	$10.53	$9.67	$9.30	$9.03	$1.04	$0.57
Third Quarter	$10.00	$9.30	$9.49	$9.22	$0.90	$0.25
Fourth Quarter	$9.24	$8.49	$9.18	$8.40	$0.30	$0.05
2009
First Quarter	$9.55	$9.15	$9.48	$9.14	$0.17	$0.08
Second Quarter	$9.76	$9.48	$9.69	$9.44	$0.23	$0.09
Third Quarter	$10.70	$9.90	$9.89	$9.65	$1.20	$0.20
Fourth Quarter	$10.30	$7.75	$9.83	$6.42	$1.20	$0.55

Performance Graph

The graph below is a comparison of the cumulative total return of our common stock from December 28, 2007, the date that our common stock first became separately tradable, through January 31, 2010 with the comparable cumulative return for two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the Dow Jones Industrial Average Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Holders of Common Equity

On February 8, 2010, there was approximately one holder of record of our units, approximately one holder of record of our Public Warrants and approximately two holders of record of our Public Shares. Such numbers do not include beneficial owners holding shares, warrants, or units through nominee names, or holders of our shares issued in a private placement prior to our initial public offering (the “Private Shares”) or Private Warrants. On February 8, 2010, there were approximately 22 holders of record of our Private Shares and 22 holders of our Private Warrants.

Dividends

We have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of our initial business combination. If we complete the Acquisition, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after any business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends prior to a business combination.

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

On August 1, 2007, our former Chief Executive Officer agreed to purchase 1,000,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Our former Chief Executive Officer purchased such warrants from us immediately prior to the consummation of our initial public offering on November 27, 2007.

On October 19, 2007, Hayground Cove agreed to purchase 7,500,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Hayground Cove purchased such warrants from us immediately prior to the consummation of our initial public offering on November 27, 2007. The warrants purchased by our former Chief Executive Officer and Hayground Cove initially comprised the Private Warrants.

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

On July 20, 2009, we entered into a Private Shares Restructuring Agreement (the “Private Shares Restructuring Agreement”) with Hayground Cove, pursuant to which 7,618,908, or over 95%, of our Private Shares, including all of the Private Shares held by Hayground Cove and the funds, accounts and shares it or its affiliates control including shares held by current and past limited partners and investors, were cancelled and exchanged for Private Warrants, resulting in 368,306 Private Shares currently outstanding. Pursuant to this exchange, Hayground Cove and the funds and accounts it or its affiliates control no longer own any of our common stock. Each new Private Warrant is governed by the Amended and Restated Warrant Agreement (defined below) and have terms identical to those of the restructured Private Warrants. The Private Shares Restructuring Agreement provides that no warrant held by Hayground Cove or any of its affiliates, including their Private Warrants, is exercisable at any time while under Hayground Cove’s or any of its affiliates’ control. In addition, Hayground Cove is required to obtain an opinion of bank regulatory counsel that the transfer of any warrants will not make the transferee a “bank holding company” under the Bank Holding Company Act or subject the transferee to prior approval by the Federal Reserve under the Change in Bank Control Act. Pursuant to a separate agreement between us and Hayground Cove, Hayground Cove and its affiliates may only transfer their warrants to an unaffiliated third party transferee if: (i) the transfer is part of a widespread distribution of such warrants; (ii) the transferee controls more than 50% of our voting securities prior to affecting the warrant transfer or (iii) the warrants transferred would not constitute more than 2% of any class of our voting securities. In consideration for entering into the Private Shares Restructuring Agreement, we agreed to indemnify Hayground Cove and each participating former holder of Private Shares for any claims that arise out of or are based upon the restructuring of the Private Shares and shall indemnify Hayground Cove and its affiliates for any of their obligations with respect to the Private Shares. The Private Shares Restructuring Agreement also provides that none of our warrants held by Hayground Cove or its affiliates may be exercisable at any time while under Hayground Cove’s or its affiliates’ control.

On July 20, 2009, we entered in the Amended and Restated Warrant Agreement (the “Amended and Restated Warrant Agreement”) with Continental, as further amended on October 7, 2009, which amends certain terms of our Public Warrants and our Private Warrants. The terms of the Amended and Restated Warrant Agreement include (i) a new strike price of $12.50 per share of our common stock, par value $0.0001, (ii) an expiration occurring on the earlier of (x) seven years from the consummation of the Acquisition or another business combination or (y) the date fixed for redemption of the warrants set forth in the original warrant agreement, (iii) a redemption price of $0.01 per warrant, provided that (x) all of the warrants are redeemed, (y) the last sales price of the common stock has been equal to or greater than $21.00 per share on each of 20 trading days within any 30-day trading period ending on the third business day prior to the date on which notice of redemption is given and (z) there is an effective registration statement in place with respect to the common stock underlying the warrants, (iv) mandatory downward adjustment of the strike price for each warrant to reflect any cash dividends paid with respect to the outstanding common stock, until

26.1

such date as our publicly traded common stock trades at $18.00 or more per share on each of 20 trading days within any 30-trading-day period; and (v) in the event an effective registration statement is not in place on the date the warrants are set to expire, the warrants will remain outstanding until 90 days after an effective registration statement is filed. If we have not filed an effective registration statement within 90 days after the expiration date, the warrants shall become exercisable for cash consideration. Additionally, the warrants shall not be exercisable by any warrant holder to the extent that, after giving effect to such exercise, any warrant holder or its affiliates would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to such exercise and no warrants held by Hayground Cove or any of its affiliates will be exercisable at any time while under Hayground Cove’s or any of its affiliates’ control. In addition, Hayground Cove will be required to obtain an opinion of bank regulatory counsel that the transfer of any warrants will not make the transferee a “bank holding company” under the Bank Holding Company Act or subject the transferee to prior approval by the Federal Reserve under the Change in Bank Control Act. In connection with the foregoing, on August 13, 2009, we entered into a Letter Agreement with Hayground Cove, whereby Hayground Cove agreed that it and its affiliates may only transfer any of our warrants they hold to an unaffiliated third party transferee if: (i) the transfer is part of a widespread public distribution of such warrants; (ii) the transferee controls more than 50.0% of our voting securities without any transfer from Hayground Cove or any of its affiliates or (iii) the warrants transferred to a transferee (or group of associated transferees) would not constitute more than 2.0% of any class of our voting securities. On October 7, 2009, we entered into an Amendment No. 1 to the Amended and Restated Warrant Agreement (the “Warrant Agreement Amendment”) with Continental Stock Transfer & Trust Company, as warrant agent. The Warrant Agreement Amendment (i) amends the definition of “Business Combination” as set forth in the Warrant Agreement to allow for the exercise of WLBC’s warrants immediately upon consummation of an initial business combination, subject to certain requirements as set forth in the Amended and Restated Warrant Agreement.

Our stockholders have approved the grant of 50,000 restricted stock units to each of Richard A.C. Coles and Michael B. Frankel, who currently serve on our board of directors and will continue to serve on our board of directors upon the consummation of the Acquisition, Mark Schulhof, who currently serves on our board of directors, and Daniel B. Silvers, who currently serves as our President (a total of 200,000 restricted stock units), and a one-time grant of restricted stock equal to $250,000 divided by the closing price of our common stock on the closing date of the Acquisition (the “Closing Date”) to George A. Rosenbaum Jr., who, effective as of January 1, 2010, serves as our Chief Financial Officer and will serve as Executive Vice President of Service1st upon the consummation of the Acquisition. These restricted stock grants are subject to the consummation of our initial acquisition.

We shall also issue restricted stock with respect to shares of our common stock to each of William E. Martin, who will become a member of our board of directors and serve as our Chief Executive Officer and as Chief Executive Officer of Service1st, and John S. Gaynor, who will serve as our President and Chief Operating Officer and as the President and Chief Operating Officer of Service1st. Each of Messrs. Martin and Gaynor will be issued restricted shares of our common stock in an amount equal to $1.0 million divided by the closing price of our common stock on the closing date of the Acquisition in consideration for his future services.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance. However, our board of directors has approved the award of up to 1.5 million shares of restricted stock in connection with the Acquisition, which may be awarded to certain members of our management and our consultants subject to Compensation Committee approval and allocation. The Compensation Committee will meet to determine whether or not to make such grants, and if so which members of our management and our consultants will receive equity grants and the allocation of such grants. No decision has been made by our current board of directors as to whether these shares will be awarded at all, how many of such shares may be awarded, when such shares may be awarded or to whom such shares may be awarded. All such determinations will be made solely by the Compensation Committee in place upon consummation of the Acquisition.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report. Our only operations to date have been to consummate one or more business combinations, so only balance sheet data is presented.

	As of December 31,
	2009	2008	2007

Balance Sheet Data:
Total assets	$88,520,440	$318,395,203	$315,466,234
Total liabilities	628,493	10,266,712	10,410,149
Value of common stock which may be redeemed for cash	—	94,983,921	94,538,357
Stockholders’ equity	87,891,947	213,144,570	210,517,728

			Period from
			June 28,
			2007
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2009	2008	2007

Statement of Operations data:
Loss from operations	$(15,037,455)	$(7,243,995)	$(357,620)
Net (loss) income attributable to common stockholders	$(14,994,281)	$(1,998,110)	$290,152
Basic (loss) earnings per common share:
Loss from operations	$(0.45)	$(0.18)	$(0.02)

(Loss) earnings per common share	$(0.45)	$(0.05)	$0.02

Diluted (loss) earnings per common share:
Loss from operations	$(0.45)	$(0.18)	$(0.02)

(Loss) earnings per common share	$(0.45)	$(0.05)	$0.01

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Upon the consummation of the Acquisition, we will operate as a “new” Nevada financial institution bank holding company and will conduct our operations through our wholly-owned subsidiary, Service1st.

Post-acquisition, Service1st will provide a full range of traditional community banking services focusing on core commercial business in the form of commercial and commercial real estate lending, small business lending, consumer loans and a broad range of commercial and consumer depository products. Following the consummation of the Acquisition, we intend to pursue additional acquisitions and to fund the growth of our loan portfolio and deposit base.

Following the approval of the Acquisition, we do not expect to present any additional acquisitions to our stockholders for a vote, except as required under Delaware or other applicable law, or stock exchange rules, including any acquisition of a troubled financial institution as part of a sale by the FDIC or other regulator. If the Acquisition is not consummated, we do not expect to present alternative acquisition targets to a vote of stockholders, except as required under Delaware or other applicable law, or stock exchange rules. In general, no vote of our stockholders is required under our Second Amended and Restated Certificate of Incorporation or Delaware law to authorize the purchase by us of the assets of another entity (including, for example, assets purchased from a troubled financial institution as part of a sale by the FDIC or other regulator) or to authorize acquisitions effected through a merger in which we are the surviving corporation, each share of our stock outstanding immediately prior to the effectiveness of the merger is an identical share of the surviving corporation, and our authorized unissued shares or treasury shares to be issued or delivered under the relevant merger agreement do not exceed 20% of the shares of our common stock outstanding immediately prior to the effective date of the merger. Such matters could be authorized by our board of directors, which is charged with directing our business and affairs.

Recent Economic Developments

The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline between 2007 and today. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. We believe that we are well-positioned to exploit the current conditions in the financial markets as a result of, what we expect to be, our well-capitalized balance sheet.

The United States, state and foreign governments have taken or are taking extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the economy. In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). Among other matters, these laws:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation (commonly referred to as the Troubled Asset Relief Program, or “TARP”);

•	increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including to assist homeowners in restructuring and lowering mortgage payments on qualifying loans.

We expect to evaluate FDIC-assisted bank opportunities in the future, subject to prior approval of regulatory agencies while, at the same time, pursuing financially sound borrowers whose financing sources are unable to service their current needs as a result of liquidity or other concerns. We believe that such borrowers are not only an excellent source of lending business, but also present opportunities to efficiently gather deposits. Although there can be no assurance that we will be successful, we will seek to take advantage of the current disruption in our markets to grow market share, assets and deposits in a prudent fashion, subject to applicable regulatory limitations.

We are interested in participating with the U.S. Government and the State of Nevada to the extent that additional depository institutions in Nevada, or the Southwest United States, fail or become further distressed. Any such participation will be subject to all required regulatory approvals. We can make no assurance that we will obtain the necessary approvals.

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

Contractual Obligations, Commitments and Contingencies

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We previously paid a monthly fee of $10,000 for office space and general and administrative services payable to Hayground Cove. We began incurring this fee on November 27, 2007, and incurred this fee through August 31, 2009.

Results of Operations

For the fiscal years ended December 31, 2009 and 2008, we had a net loss of $14,994,281 and $1,998,110 ($14,898,434 and $1,552,546 before the adjustment of $95,847 and $445,564 of net interest attributable to common stock subject to redemption), respectively . Since we did not have any revenue all of our income was derived from interest income, most of which was earned on funds held in our trust account. Our operating expenses for the fiscal years ended December 31, 2009 and 2008 were $15,037,455 and $7,243,995, respectively, and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.

Settlement Agreement with our Former Chief Executive Officer

On December 23, 2008, we entered into a settlement agreement (the “Settlement Agreement”), with our former Chief Executive Officer in connection with his termination as our Chief Executive Officer and his resignation from our Board of Directors. The Settlement Agreement provides that his employment terminated without cause effective as of December 23, 2008. He received a severance payment from us in the sum of $247,917, less applicable withholding taxes. The Settlement Agreement also provides that: (i) he irrevocably and unconditionally retains his option to purchase 495,000 shares of our common stock from Hayground Cove at an exercise price of $0.001 per share under the terms of his employment agreement and his termination under the terms of the Settlement Agreement shall not constitute a forfeiture of any part of his option; (ii) he shall be deemed to be fully vested in the option as of the effective date of the Settlement Agreement, provided however that he shall not be entitled to exercise all or any portion of the option until on or after the date that is six months after the closing date of a business combination and that he shall have the right to exercise the option at any time on or after such date; (iii) he irrevocably and unconditionally retains all rights and title to the 25,000 founder shares he received in connection with his service on our Board of Directors under his employment agreement and that we irrevocably and unconditionally relinquish any and all rights under his employment agreement or otherwise to redeem or repurchase these shares; (iv) he irrevocably and unconditionally retains all rights and title to the 1,000,000 Private Warrants he purchased and the we irrevocably and unconditionally relinquish any and all rights under his employment agreement or otherwise to redeem or repurchase the warrants; (v) we shall maintain directors and officers’ liability insurance that names him as an insured under such policies for a period of six years following the effective date of the Settlement Agreement at a level commensurate with that which is then applicable to our most senior executives and directors; (vi) he acknowledges that his non-solicitation obligations under his employment agreement survive the termination thereof, and he therefore may not, for a period of two years commencing on the date of his termination, solicit our employees, personnel, consultants, advisers or contractors or encourage in any manner our customers or clients to reduce their relationship with us; and (vii) he acknowledges that his option, the shares of our stock he may acquire upon exercise of his option, the shares he received as a member of our Board of Directors and his warrants will all be subject to the terms of a lock-up agreement, dated October 3, 2007, between Hayground Cove and us. The Settlement Agreement also provides for a mutual general release of claims he has or may have against us or our officers, directors and affiliates or we have or may have against him.

Sponsor Support Agreement

Pursuant to the Second Amended and Restated Sponsor Support Agreement, dated as of August 13, 2009, between us and Hayground Cove (the “Sponsor Support Agreement”), we have agreed that neither we nor Hayground Cove (or any affiliates of Hayground Cove) will enter into any private negotiations to purchase any of our securities, or solicit tenders of any of our securities. We have agreed to indemnify Hayground and its affiliates for any liabilities arising from the Sponsor Support Agreement or otherwise in their capacity as our affiliate.

1st Commerce Merger Agreement

On July 13, 2009, we entered into a Merger Agreement (the “1st Commerce Merger Agreement”) with WL Interim Bank, a Nevada corporation (“1st Commerce Merger Sub”), 1st Commerce Bank, Capitol Development Bancorp Limited V, a Michigan corporation, and Capitol Bancorp Limited, a Michigan corporation, which provided for the merger of 1st Commerce Merger Sub with and into 1st Commerce Bank, with 1st Commerce Bank being the surviving entity and becoming our wholly-owned subsidiary. However, on November 12, 2009, the parties to the 1st Commerce Merger Agreement entered into a letter agreement (the “Letter Agreement”) confirming the mutual termination of the 1st Commerce Merger Agreement in accordance with the terms specified therein. Pursuant to the Letter Agreement, the parties agreed to make certain reimbursements which amounted to $25,000 for transaction-related expenses. No party shall have any further obligation or liability of any nature whatsoever under the 1st Commerce Merger Agreement, other than with respect to the confidentiality and public announcement provisions therein.

Service1st Merger Agreement

On November 6, 2009, we entered into a merger agreement with WL-S1 Interim Bank, a Nevada corporation (“Merger Sub”), Service1st Bank of Nevada, a Nevada-chartered non-member bank (“Service1st”) and Curtis W. Anderson, as representative of the former stockholders of Service1st, which provides for the merger of Merger Sub with and into Service1st, with Service1st being the surviving entity and becoming our wholly-owned subsidiary.

In connection with the Acquisition, we intend to continue the process to become a bank holding company, which will enable us to participate in financial lines of business. Our banking operations will be conducted through Service1st, which will be the surviving entity pursuant to the merger agreement and will retain the Service1st name. Founded in 2007, Service1st holds a Nevada bank charter and will continue to operate following the consummation of the Acquisition. As a result of the Acquisition, all of the outstanding shares of Service1st common stock will be cancelled and automatically converted into the right of the holders of Service1st common stock to receive shares of our common stock.

The Acquisition is expected to be consummated upon the fulfilment of certain conditions, including (a) obtaining all necessary approvals from governmental agencies and other third parties that are required for the consummation of the transactions contemplated by the merger agreement, (b) the preparation and filing of a registration statement (which shall contain a proxy statement/prospectus) to register, under the Securities Act, our common shares that will constitute the merger consideration, (c) the receipt of the affirmative vote of Service1st’s stockholders the receipt of the affirmative vote of our stockholders to adopt the merger agreement and (d) other customary closing conditions. There is no guarantee when all of the conditions precedent to the consummation of the Acquisition will be satisfied.

As a result of the Acquisition, all of the outstanding shares of Service1st common stock will be cancelled and automatically converted into the right of the holders of Service1st common stock to receive shares of our common stock. The base merger consideration shall be the greater of (a) $35 million and (b) the agreed upon tangible book value of Service1st on the last day of the calendar month immediately preceding the month in which the all regulatory approvals for the consummation of the Acquisition have been received (the “Valuation Date”), less the sum of (x) a portion of Service1st’s transaction expenses (y) $1 million and (z) the amount, if any, by which $29,166,667 exceeds the agreed upon tangible book value of Service1st as of the Valuation Date (the “Base Merger Consideration”). Furthermore, on or prior to the second anniversary of the Closing

Date, if the closing price of our common stock of exceeds $12.75 per share for 30 consecutive trading days, then an additional “earn out” provision of 20.0% of the agreed upon tangible book value of Service1st at the close of business on the Valuation Date would be added to the purchase price; provided, however, that if the agreed upon tangible book value of Service1st as of the Valuation Date is less than $35 million, then the “earn out” provision shall be equal to 120% of the agreed upon tangible book value of the Service1st as of the Valuation Date minus $35 million (if the result is positive) (the “Contingent Merger Consideration”). The number of shares to be issued to the stockholders of Service1st as of the Closing Date will be determined by dividing (a) the Base Merger Consideration by (b) the product of (x) the number of outstanding shares of Service1st common stock as of the Closing Date and (y) the average closing price of our common stock for the five trading days immediately prior to and after the date on which all regulatory approvals for the Acquisition have been received (subject to certain adjustments as set forth in the merger agreement) (the “Exchange Ratio”). The number of additional shares to be issued to the former stockholders of Service1st as of the date any earn out consideration is due will be determined by dividing (a) the Contingent Merger Consideration by (b) the product of (x) the number of outstanding shares of Service1st common stock as of the Closing Date and (y) the average of the closing price of our common stock for the first 30 consecutive trading days on which the closing price of our common stock shall have been more than $12.75.

Additionally, all outstanding Service1st options and warrants shall be converted into options and warrants of similar tenor to purchase additional shares of our common stock in amounts equal to the product of (a) the number of shares of Service1st common stock that would be issuable upon exercise of such option or warrant immediately prior to the Closing Date and (b) the Exchange Ratio. The per share exercise price for the warrants and options will be equal to the quotient determined by dividing (x) the per share exercise price for such option or warrant immediately prior to the Closing Date by (y) the Exchange Ratio. The shares of those Service1st stockholders who do not exercise their dissenter’s rights under Nevada law will be cancelled and extinguished and exchanged for each stockholder’s pro rata portion of the overall merger consideration. In addition, we have agreed to make a capital contribution of $15 million to Service1st on the Closing Date.

Employment Agreement with William E. Martin

On February 8, 2010, we entered into an amended and restated employment agreement with William E. Martin. The employment agreement provides that he will become our Chief Executive Officer and remain Chief Executive Officer of Service1st upon the consummation of the Acquisition. In addition, our board of directors will appoint Mr. Martin to our board of directors upon the consummation of the Acquisition. Pursuant to the terms of the his employment agreement, Mr. Martin’s employment shall commence as of the Closing Date of the Acquisition, and continue for an initial term of three years with one or more additional automatic one year renewal periods thereafter. Mr. Martin will be entitled to a base salary of $325,000. In addition, subject to approval by our stockholders, Mr. Martin will receive a one-time grant of restricted stock equal to $1 million divided by the closing price of our common stock on the Closing Date. All restricted stock will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the Closing Date, subject to Mr. Martin’s continuous employment through each vesting date. Such restricted stock shall be subject to restrictions on transfer for a period of one year following each vesting date. Mr. Martin is also eligible to receive additional equity and long-term incentive awards under any equity-based incentive compensation plans adopted by us for which our senior executives are generally eligible, and an annual discretionary incentive payment upon the attainment of one or more pre-established performance goals established by the Compensation Committee of our board of directors. Mr. Martin shall be entitled to employee benefits in accordance with our employee benefits programs. In addition, Mr. Martin shall be entitled to receive a one-time payment equal to his prior year’s salary in the event there is a change in control at Service1st and Mr. Martin remains the Chief Executive Officer of such through the closing of the change in control. Mr. Martin’s employment agreement contains customary representations, covenants and termination provisions.

Employment Agreement with John S. Gaynor

On February 8, 2010, we entered into an amended and restated employment agreement with John S. Gaynor. The employment agreement provides that he will become our President and Chief Operating Officer and remain President and Chief Operating Officer of Service1st upon the consummation of the Acquisition.

Pursuant to the terms of the his employment agreement, Mr. Gaynor’s employment shall commence as of the Closing Date, and continue for an initial term of three years with one or more additional automatic one year renewal periods thereafter. Mr. Gaynor will be entitled to a base salary of $300,000. In addition, subject to approval by our stockholders, Mr. Gaynor will receive a one-time grant of restricted stock equal to $1 million divided by the closing price of our common stock on the Closing Date. All restricted stock will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the Closing Date, subject to Mr. Gaynor’s continuous employment through each vesting date. Such restricted stock shall be subject to restrictions on transfer for a period of one year following each vesting date. Mr. Gaynor is also eligible to receive additional equity and long-term incentive awards under any equity-based incentive compensation plans adopted by us for which our senior executives are generally eligible, and an annual discretionary incentive payment upon the attainment of one or more pre-established performance goals established by the Compensation Committee of our board of directors. Mr. Gaynor shall be entitled to employee benefits in accordance with our employee benefits programs. In addition, Mr. Gaynor shall be entitled to receive a one-time payment equal to his prior year’s salary in the event there is a change in control at Service1st and Mr. Gaynor remains the President and Chief Operating Officer of such through the closing of the change in control. Mr. Gaynor’s employment agreement contains customary representations, covenants and termination provisions.

Employment Agreement with Richard Deglman

On November 6, 2009, we entered into an employment agreement with Richard Deglman. The employment agreement provides that he will become the Chief Credit Officer of Service1st upon the consummation of the Acquisition. Mr. Deglman is currently the Chief Credit Officer of Service1st.

Pursuant to the terms of his employment agreement, Mr. Deglman’s employment shall commence as of the Closing Date, and continue for an initial term of three years with one or more additional automatic one-year renewal periods thereafter. Mr. Deglman will be entitled to a base salary of not less than $250,000. Mr. Deglman is eligible to receive equity and long-term incentive awards under any equity-based incentive compensation plans adopted by us for which our senior executives are generally eligible, and an annual discretionary incentive payment upon the attainment of one or more pre-established performance goals established by the Compensation Committee of our board of directors. Mr. Deglman shall be entitled to employee benefits in accordance with our employee benefits programs. In addition, Mr. Deglman shall be entitled to receive a one-time payment equal to his prior year’s salary in the event there is a change in control at Service1st and Mr. Deglman remains the Chief Credit Officer of such through the closing of the change in control. Mr. Deglman’s employment agreement contains customary representations, covenants and termination provisions.

Employment Agreement with George A. Rosenbaum Jr.

On December 18, 2009, we entered into a second amended and restated employment agreement with George A. Rosenbaum, Jr., pursuant to which Mr. Rosenbaum became our Chief Financial Officer. The employment agreement also provides that Mr. Rosenbaum will become the Executive Vice President of Service1st upon the consummation of the Acquisition.

Pursuant to the terms of the employment agreement, Mr. Rosenbaum’s employment as our Chief Financial Officer commenced on January 1, 2010 (the “Effective Date”) and will continue for an initial term of three years, with one or more additional automatic one year renewal periods. Mr. Rosenbaum will be entitled to a base salary of not less than $200,000. In addition, Mr. Rosenbaum will receive a one time grant of restricted stock equal to $250,000 divided by the closing price of our common stock on the Closing Date. The restricted stock will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the Closing Date, subject to Mr. Rosenbaum’s continuous employment through each vesting date. Such restricted stock shall be subject to restrictions on transfer for a period of one year following each vesting date. Within 10 days following the Effective Date, Mr. Rosenbaum was entitled to receive a transaction bonus equal to a pro rata amount of his base salary for the period from the signing of his original employment agreement on July 28, 2009 through the Effective Date. As of January 1, 2010, Mr. Rosenbaum has received $67,000 as a portion of his transaction bonus. Mr. Rosenbaum is also eligible to receive an annual discretionary incentive payment, upon the attainment of one or more pre-established performance goals established by our board of directors or its Compensation Committee. Mr. Rosenbaum shall be entitled to employee benefits in accordance with any employee benefits programs and policies adopted by us.

Voting Agreement

On January 28, 2010, certain stockholders of Service1st (the “Stockholders”) entered into an Amended and Restated Voting Agreement with us, (the “Voting Agreement”), whereby the Stockholders agreed to vote all of the shares of Service1st common stock currently beneficially owned by them or acquired by them after such date in favor of approval of the approval of the Acquisition. The Voting Agreement contains restrictions limiting the ability of the Stockholders to sell or otherwise transfer the shares of Service1st beneficially owned by them. The Voting Agreement terminates upon the earliest to occur of (i) the date of the effectiveness of the Acquisition and (ii) the date of the termination of the merger agreement in accordance with its terms.

Liquidity and Capital Resources

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

Simultaneously with the consummation of our initial public offering, we consummated a private placement of 8,500,000 Private Warrants to Hayground Cove and our former Chief Executive Officer, at a purchase price of $1.00 per Private Warrant. We received net proceeds of $8,500,000 from the sale of the Private Warrants.

A total of $314,158,960 of the net proceeds from the sale of the Private Warrants and our initial public offering, including $9,584,655 of deferred underwriting discount, were deposited into our trust account established for the benefit of our public stockholders.

On October 7, 2009, our stockholders authorized the Continental Stock Transfer & Trust Company, as trustee, (the “Trustee”) to distribute and terminate our trust account immediately following stockholder approval of the Acquisition. As a result, the Trustee distributed $211,764,441 from our trust account to stockholders who elected to convert their shares into a pro rata portion of the trust account. The Trustee distributed the remaining $105,014,080 to us from the trust account. The funds are available for working capital.

As of December 31, 2009, we had unrestricted cash and cash equivalents of $87,969,242, net of all payments made to underwriters, advisors, consultants in connection with our initial public offering and operations thereafter. In October 2009, we made a one-time payment of $2,600,000 to Hayground Cove for due diligence and other services related to various acquisition opportunities and other activities since our inception. Proceeds from the payment were disbursed by Hayground Cove to certain of its employees, affiliates and consultants (some of whom also serve as our officers and/or directors) that provided support to us in connection with our efforts in finding and pursuing potential transactions. Prior to the consummation of our initial public offering, our primary source of liquidity was a $139,025 loan made to us in August 2007 by Hayground Cove. This loan was repaid out of the proceeds of the offering. All liabilities were related to costs associated with the offering.

We may apply the cash released to us from the trust account to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses and structuring, negotiating and consummating the Acquisition. We may also apply the cash released to us for general corporate purposes, including for maintenance or expansion of operations of Service1st, the payment

34.1

of principal or interest due on indebtedness incurred in consummating the Acquisition, to fund the purchase of other companies or for working capital.

Assuming that the Acquisition is not consummated, we anticipate making the following expenditures during the time period:

•	legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, including without limitation third-party fees for assisting us in performing due diligence investigations of prospective target businesses

•	legal and accounting fees relating to our SEC reporting obligations (including the proxy statement in connection with a business combination);

•	expenses and fees relating to certain general and administrative services; and

•	general working capital that will be used for miscellaneous expenses, including reimbursement of any out-of-pocket expenses incurred by our founding stockholders, directors and officers in connection with activities on our behalf, director and officer liability and other insurance premiums and, if we must dissolve and liquidate, further expenditures for dissolution and liquidation costs.

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

For the year ended December 31, 2009 and 2008 and for the period from June 28, 2007 (inception) to December 31, 2007, we had potentially dilutive securities in the form of 48,067,758 warrants, including 8,500,000 sponsors’ warrants issued in a private placement, 7,618,908 warrants from shares restructured into warrants and 31,948,850 warrants issued as part of the units in our initial public offering. For the year ended December 31, 2009, we also had potentially dilutive securities in the form of 200,000 restricted stock units granted to certain members of our board of directors and our president. We use the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.

For the fiscal ended December 31, 2009, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive.

Our statements of operations for the year ended December 31, 2008 and for the period from June 28, 2007 (inception) to December 31, 2007 include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.

Fair value of financial instruments

We do not enter into financial instruments or derivative contracts for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities approximate their fair value due to their short-term maturities.

Income Taxes

We also comply with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribed a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosures and transitions. We adopted FIN 48 on the inception date, June 28, 2007. We did not recognize any adjustments for uncertain tax positions during the fiscal year ended December 31, 2009.

Accounting for Uncertainty in Income Taxes

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely thank not” test, no tax benefit is recorded.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. We are not and, until such time as we consummate the Acquisition or another business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in our trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in registered money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities with respect to the market activities to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

See Part IV, Item 15 of this Annual Report

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The personnel of Hays & Company LLP, Global Consumer Acquisition Corp.’s (the “Company”) independent registered public accounting firm, recently joined with Crowe Horwath LLP, resulting in the resignation of Hays & Company LLP as the independent registered public accounting firm for the Company. Crowe Horwath LLP was appointed as the Company’s independent registered public accounting firm going forward on June 5, 2009.

The audit reports of Hays & Company LLP regarding the Company’s financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to engage Crowe Horwath LLP was approved by both our Board of Directors and our Audit Committee.

During the Company’s two most recent fiscal years ended December 31, 2008 and 2007 and through June 8, 2009, the Company did not consult with Crowe Horwath LLP regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed or (ii) the type of audit opinion that may be rendered by Crowe Horwath LLP on the Company’s financial statements. Neither a written report or oral advice was provided by Crowe Horwath LLP to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue. The Company has not consulted with Crowe Horwath LLP regarding any matter that was either the subject of a disagreement (as such term is defined in Item 304(a)(1)(iv) and the related instructions to such item) or a “reportable event” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

In connection with the audits of the financial statements of the Company for each of the fiscal years ended December 31, 2008 and 2007, the review of the interim financial statements for the period ended March 31, 2009 and through the date of this current report on Form 8-K, there were no disagreements between Hays & Company LLP and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hays & Company LLP, would have caused Hays & Company LLP to make reference to the subject matter of the disagreements in connection with their reports on the Company’s financial statements for such years.

During the fiscal years ended December 31, 2007 and December 31, 2008, the interim period ended March 31, 2009 and through the date of this current report on Form 8-K, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Jason N. Ader, our Chief Executive Officer, and George Rosenbaum, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, Mr. Ader and Mr. Rosenbaum concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission (the “SEC”), internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2009.

Crowe Horwath, LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2009, a copy of which is included herein.

Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by Mr. Ader and Mr. Nelson, we have concluded that there were no changes during the fiscal year ended December 31, 2009 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III, (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009 in connection with our 2010 Annual Meeting of Stockholders.

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

3.  Exhibits:

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the following Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of November 6, 2009, by and among Western Liberty Bancorp., WL-S1 Interim Bank, Service 1st Bank of Nevada and Curtis W. Anderson, as Former Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 9, 2009)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on October 9, 2007)
3.2	By-laws (incorporated by reference to Exhibit 3.3 to Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on July 24, 2007)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.6 to the Form S-3, filed by WLBC with the Securities and Exchange Commission on November 16, 2009)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Form S-3, filed by WLBC with the Securities and Exchange Commission on November 16, 2009)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.8 to the Form S-3, filed by WLBC with the Securities and Exchange Commission on November 16, 2009)
4.4	Registration Rights Agreement, dated as of November 27, 2007, among WLBC and the Private stockholders (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q, File No. 001-33704, filed by WLBC with the Securities and Exchange Commission on December 27, 2007)
4.5	Letter Agreement, dated as of July 20, 2009, between Global Consumer Acquisition Corp. and the signatories thereto (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on July 22, 2009)
4.6	Private Shares Restructuring Agreement, dated as of July 20, 2009, between Global Consumer Acquisition Corp. and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 4.2 the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on July 22, 2009)
4.7	Amended and Restated Warrant Agreement, dated as of July 20, 2009, between Global Consumer Acquisition Corp. and Continental Stock Transfer &Trust Company (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on July 24, 2009)
4.8	Amendment No. 1 to Amended and Restated Warrant Agreement, dated as of October 7, 2009, by and between Global Consumer Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on October 9, 2009)
10.1	Form of Letter Agreement between WLBC and each of the Private stockholders of WLBC (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on October 25, 2007)
10.2	Letter Agreement, dated November 20, 2007, by and between WLBC and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, File No. 001-33704, filed by WLBC with the Securities and Exchange Commission on December 27, 2007)

Exhibit
No.	Description

10.3	Investment Management Trust Agreement, dated as of November 27, 2007, by and between WLBC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 4, 2007)
10.4	Warrant Subscription Agreement, dated August 1, 2007, by and between WLBC and Scott LaPorta (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on September 6, 2007)
10.5	Warrant Subscription Agreement, dated July 19, 2007, by and between WLBC and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.4 to Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on July 24, 2007)
10.6	Amendment No. 1 to the Warrant Subscription Agreement, dated August 1, 2007, by and between WLBC and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on September 6, 2007)
10.7	Amendment No. 2 to the Warrant Subscription Agreement, dated October 18, 2007, by and between WLBC and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on October 25, 2007)
10.8	Form of Founders’ Shares Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on July 24, 2007)
10.9	Promissory Note, dated August 31, 2007, issued to Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on September 6, 2007)
10.10	Form of Indemnification Agreement between WLBC and each of the directors and officers of WLBC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on September 6, 2007)
10.11	Form of Director Agreement between WLBC and each of the directors of WLBC (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 29, 2008)
10.12	Settlement Agreement and General Release, dated December 23, 2008, between WLBC and Scott LaPorta (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 29, 2008)
10.13	Director Resignation Agreement, dated December 23, 2008, between WLBC, Robert M. Foresman, Carl H. Hahn, Philip A. Marineau and Steven Westly (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 29, 2008)
10.14	Officer Letter between Daniel Silvers and WLBC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on April 28, 2009)
10.15	Second Amended and Restated Sponsor Support Agreement, dated as of August 13, 2009, by and between Global Consumer Acquisition Corp. and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on August 14, 2009)
10.16	Letter Agreement, dated as of August 13, 2009, by and between Global Consumer Acquisition Corp. and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on August 14, 2009)

Exhibit
No.		Description

10.17		Amendment No. 1 to the Investment Management Trust Agreement, dated as of October 7, 2009, by and between Global Consumer Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on October 9, 2009)
10.18		Employment Agreement, dated as of November 6, 2009, by and between Western Liberty Bancorp and Richard Deglman (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 9, 2009)
10.19		Second Amended and Restated Employment Agreement, dated as of December 18, 2009, by and between Western Liberty Bancorp and George A. Rosenbaum, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 24, 2009)
10.20		Amended and Restated Voting Agreement, dated as of January 28, 2010, by and among Western Liberty Bancorp and the Stockholders Party Thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on January 29, 2010)
10.21		Amended and Restated Employment Agreement, dated as of February 8, 2010, by and between Western Liberty Bancorp and William E. Martin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on February 8, 2010)
10.22		Amended and Restated Employment Agreement, dated as of February 8, 2010, by and between Western Liberty Bancorp and John S. Gaynor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33803, filed by the Company with the Securities and Exchange Commission on February 8, 2010)
14.1		Code of Ethics (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on September 6, 2007)
31	.1*	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on September 6, 2007)

*	Filed herewith

(c)  Financial Statement Schedules

See Financial Statements immediately following Index to Financial Statements. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on February 8, 2010.

WESTERN LIBERTY BANCORP.

By:	/s/ Jason N. Ader
Name:     Jason N. Ader

Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on February 5, 2010 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Jason N. Ader Jason N. Ader	Chairman and Chief Executive Officer

/s/ George A. Rosenbaum Jr. George A. Rosenbaum Jr.	Chief Financial Officer

/s/ Andrew Nelson Andrew Nelson	Director

/s/ Richard A.C. Coles Richard A.C. Coles	Director

/s/ Michael B. Frankel Michael B. Frankel	Director

/s/ Mark Schulhof Mark Schulhof	Director

WESTERN LIBERTY BANCORP

FINANCIAL STATEMENTS

PERIOD FROM JUNE 28, 2007 (INCEPTION)
TO DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Western Liberty Bancorp
New York, New York

We have audited the accompanying balance sheet of Western Liberty Bancorp (formally known as Global Consumer Acquisition Corp.) as of December 31, 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. We also have audited Western Liberty Bancorp’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Western Liberty Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Liberty Bancorp as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Western Liberty Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  Crowe Horwath LLP

New York, New York
February 8, 2010

To the Board of Directors and Stockholders of
Western Liberty Bancorp

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Western Liberty Bancorp (formerly known as Global Consumer Acquisition Corp.) as of December 31, 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2008 and the period from June 28, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Liberty Bancorp as of December 31, 2008 and the results of its operations and its cash flows for year ended December 31, 2008 and the period from June 28, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  Hays & Company LLP

New York, New York
March 16, 2009

WESTERN LIBERTY BANCORP

BALANCE SHEETS

	December 31, 2009	December 31, 2008

Assets
Cash and cash equivalents	$87,969,242	$1,445,882
Investments held in trust	—	316,692,141
Prepaid expenses	551,198	257,180

	$88,520,440	$318,395,203

Liabilities and Stockholders’ Equity
Liabilities
Accrued expenses	$628,493	$682,057
Deferred underwriters’ commission	—	9,584,655

	628,493	10,266,712

Common stock, subject to possible conversion, 0 and 9,584,654 shares stated at conversion value, respectively	—	94,983,921

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,959,169 and 39,936,064 issued and outstanding, respectively	1,096	3,036
Additional paid-in capital	103,730,471	214,082,720
Accumulated deficit	(15,839,620)	(941,186)

	87,891,947	213,144,570

	$88,520,440	$318,395,203

The accompany notes are an integral part of these financial statements

WESTERN LIBERTY BANCORP

STATEMENTS OF OPERATIONS

			Period from
			June 28,
			2007
	Year Ended	Year Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2007

Revenue	$—	$—	$—

Operating expenses
General and administrative expenses	14,168,517	2,619,043	73,606
Stock based compensation	868,938	4,624,952	284,014

Loss from operations	(15,037,455)	(7,243,995)	(357,620)
Interest income	139,021	5,691,449	968,980

Net (loss) income	$(14,898,434)	$(1,552,546)	$611,360

Earnings per share
Net (loss) income	$(14,898,434)	$(1,552,546)	$611,360
Deferred interest on investments held in trust relating to common shares subject to possible conversion	$(95,847)	$(445,564)	$(321,208)

Net (loss) income attributable to common stockholders	$(14,994,281)	$(1,998,110)	$290,152

Weighted average number of common shares subject to possible conversion outstanding		9,584,654	9,584,654
Earnings per share common shares subject to possible conversion		$0.05	$0.03
Weighted average number of common shares outstanding — basic	33,169,481	39,936,064	14,451,397

Weighted average number of common shares outstanding — diluted	33,169,481	39,936,064	54,900,247

Basic (loss) earnings per common share	$(0.45)	$(0.05)	$0.02

Diluted (loss) earnings per common share	$(0.45)	$(0.05)	$0.01

The accompany notes are an integral part of these financial statements

WESTERN LIBERTY BANCORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
PERIOD FROM JUNE 28, 2007 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional	Earnings
	Shares	Amount	Paid-In Capital	(Deficit)	Total

Common shares issued at $0.001 per share	8,625,000	$863	$7,762	$—	$8,625
Sale of 31,948,850 units, net of underwriter’s commissions and offering expenses (includes 9,584,654 shares subject to possible conversion)	31,948,850	3,195	295,649,528	—	295,652,723
Proceeds subject to possible conversion of 9,584,654 shares	—	(958)	(94,216,190)	—	(94,217,148)
Proceeds from issuance of private placement warrants	—	—	8,500,000	—	8,500,000
Redemption of common shares at $0.001 per share	(637,786)	(64)	(574)	—	(638)
Stock based compensation	—	—	284,014	—	284,014
Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(321,208)	—	(321,208)
Net income	—	—	—	611,360	611,360

Balance at December 31, 2007	39,936,064	3,036	209,903,332	611,360	210,517,728
Stock based compensation	—	—	4,624,952	—	4,624,952
Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	(445,564)	—	(445,564)
Net loss	—	—	—	(1,552,546)	(1,552,546)

Balance at December 31, 2008	39,936,064	3,036	214,082,720	(941,186)	213,144,570
Exchange of common shares at $0.0001 per share	(7,618,908)	(762)	(6,095)	—	(6,857)
Redemption of common shares at $9.915 per share, net of $94,983,921 previously reserved for	(21,357,987)	(1,178)	(116,779,342)	—	(116,780,520)
Settlement of deferred underwriters commission in connection with the offering	—	—	5,564,250	—	5,564,250
Stock based compensation	—	—	868,938	—	868,938
Net loss	—	—	—	(14,898,434)	(14,898,434)

Balance at December 31, 2009	10,959,169	$1,096	$103,730,471	$(15,839,620)	$87,891,947

The accompany notes are an integral part of these financial statements

WESTERN LIBERTY BANCORP

STATEMENTS OF CASH FLOWS

			Period from
			June 28,2007
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2007

Cash flow from operating activities
Net (loss) income	$(14,898,434)	$(1,552,546)	$611,360
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock based compensation	868,938	4,624,952	284,014
Interest earned on cash held in trust	(86,382)	(5,664,250)	(968,931)
Changes in operating assets and liabilities
Prepaid expenses	(294,018)	—	(257,180)
Accrued expenses	(53,564)	355,338	326,719
Accrued offering costs	—	(498,775)	498,775

Net cash (used in) provided by operating activities	(14,463,460)	(2,735,281)	494,757

Cash flow from investing activities
Cash withdrawn from trust account for working capital	316,778,521	4,100,000	—
Cash placed in trust account	—	—	(314,158,960)

Net cash provided by (used in) investing activities	316,778,521	4,100,000	(314,158,960)

Cash flow from financing activities
Proceeds from sales of shares of common stock to initial stockholders, net	—	—	7,987
Proceeds from sale of warrants in private placement	—	—	8,500,000
Proceeds from initial public offering	—	—	319,488,500
Payment of redemption of common shares	(211,764,441)	—	—
Payment of underwriter’s discount and offering costs	(4,027,260)	—	(14,251,121)

Net cash (used in) provided by financing activities	(215,791,701)	—	313,745,366

Net increase in cash and equivalents	86,523,360	1,364,719	81,163
Cash and cash equivalents, beginning of period	1,445,882	81,163	—

Cash and cash equivalents, end of period	$87,969,242	$1,445,882	$81,163

Supplemental disclosure of non-cash financing activities
Deferred interest on investments held in trust relating to common shares subject to possible conversion	$95,847	$445,564	$321,208

Deferred underwriter commissions included in proceeds from initial public offering	$—	$—	$9,584,655

The accompany notes are an integral part of these financial statements

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS

PERIOD FROM JUNE 28, 2007 (INCEPTION)
TO DECEMBER 31, 2009

1.	ORGANIZATION AND BUSINESS OPERATIONS

On October 7, 2009, Global Consumer Acquisition Corp.’s stockholders approved the proposal to change its name to Western Liberty Bancorp (“WLBC”, us or we). All references to Global Consumer Acquisition Corp. have been changed to Western Liberty Bancorp.

General

We were formerly known as “Global Consumer Acquisition Corp.” and were a special purpose acquisition company, formed under the laws of Delaware on June 28, 2007, to consummate an acquisition, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 7, 2009, our stockholders approved our initial acquisition of 1st Commerce Bank, a Nevada-chartered non-member bank (“1st Commerce Bank”) (such acquisition was subsequently terminated by mutual agreement of the parties), along with certain amendments to our Amended and Restated Certificate of Incorporation removing certain provisions specific to special purpose acquisition companies, changing our name to “Western Liberty Bancorp” and authorizing the distribution and termination of our trust account. Effective October 7, 2009, the Company began its business operations and exited its development stage.

The registration statement for WLBC’s initial public offering (the “Offering”) was declared effective on November 20, 2007. WLBC consummated the Offering on November 21, 2007 and received net proceeds of $305,658,960 therefrom and $8,500,000 from the private placement sale of Founders Warrants (Note 3). Substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination. WLBC’s management had complete discretion in identifying and selecting the target business. There was no assurance that WLBC would be able to successfully effect a business combination. Management agreed that 98.3% or $314,158,960 ($316,776,730 at September 30, 2009 including accrued interest) of the gross proceeds from the Offering would be held in a trust account (“Trust Account”) until the earlier of (i) the completion of a business combination and (ii) liquidation of WLBC. The placing of funds in the Trust Account did not necessarily protect those funds from third party claims against WLBC. Although WLBC sought to have all vendors, prospective target businesses or other entities it engages execute agreements with WLBC waiving any right in or to any monies held in the Trust Account, there was no guarantee that they would execute such agreements. The remaining unrestricted interest earned of $45,792 not held in the Trust Account was used to pay for business, legal and accounting due diligence on prospective acquisitions, and initial and continuing general and administrative expenses. WLBC, after signing a definitive agreement for the acquisition of a target business, was required to submit such transaction for stockholder approval, and could proceed with the initial business combination only if a majority of the shares of common stock voted by the public stockholders (the “Public Stockholders”) voted in favor of the business combination.

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

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

the consummation of the Offering. Public Stockholders who would have converted their stock into their share of the Trust Account would have retained their warrants.

1st Commerce Merger Agreement

On July 13, 2009, WLBC entered into a Merger Agreement (the “1st Commerce Merger Agreement”) with WL Interim Bank, a Nevada corporation (“1st Commerce Merger Sub”), 1st Commerce Bank, Capitol Development Bancorp Limited V, a Michigan corporation, and Capitol Bancorp Limited, a Michigan corporation, which provided for the merger of 1st Commerce Merger Sub with and into 1st Commerce Bank, with 1st Commerce Bank being the surviving entity and becoming our wholly-owned subsidiary. However, on November 12, 2009, the parties to the 1st Commerce Merger Agreement entered into a letter agreement (the “Letter Agreement”) confirming the mutual termination of the 1st Commerce Merger Agreement in accordance with the terms specified therein. Pursuant to the Letter Agreement, the parties agreed to make certain reimbursements which amounted to $25,000 for transaction-related expenses. No party shall have any further obligation or liability of any nature whatsoever under the 1st Commerce Merger Agreement, other than with respect to the confidentiality and public announcement provisions therein.

Warrant and Private Shares Restructuring

On July 20, 2009, WLBC entered into a Letter Agreement (the “Warrant Restructuring Letter Agreement”) with warrantholders who have represented to WLBC that they collectively hold at least a majority of its outstanding warrants (the “Consenting Warrantholders”) confirming the basis and terms upon which the parties agreed to amend the Warrant Agreement, dated as of November 27, 2007 (the “Original Warrant Agreement”), between WLBC and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), previously filed with the SEC on November 13, 2007. The terms of the Amended and Restated Warrant Agreement include (i) a new strike price of $12.50 per share of our common stock, par value $0.0001, (ii) an expiration occurring on the earlier of (x) seven years from the consummation of the Acquisition or another business combination or (y) the date fixed for redemption of the warrants set forth in the original warrant agreement, (iii) a redemption price of $0.01 per warrant, provided that (x) all of the warrants are redeemed, (y) the last sales price of the common stock has been equal to or greater than $21.00 per share on each of 20 trading days within any 30-day trading period ending on the third business day prior to the date on which notice of redemption is given and (z) there is an effective registration statement in place with respect to the common stock underlying the warrants, (iv) mandatory downward adjustment of the strike price for each warrant to reflect any cash dividends paid with respect to the outstanding common stock, until such date as our publicly traded common stock trades at $18.00 or more per share on each of 20 trading days within any 30-trading-day period; and (v) in the event an effective registration statement is not in place on the date the warrants are set to expire, the warrants will remain outstanding until 90 days after an effective registration statement is filed. If we have not filed an effective registration statement within 90 days after the expiration date, the warrants shall become exercisable for cash consideration.

On July 20, 2009, WLBC also entered into a Private Shares Restructuring Agreement with its former sponsor, Hayground Cove Asset Management LLC (“Hayground Cove”), pursuant to which Hayground Cove, on behalf of itself and the funds and accounts it manages and Private Shares that Hayground Cove or its affiliates control, agreed to cancel at least 90.0% of the outstanding Private Shares in exchange for one warrant per Private Share cancelled, each warrant identical in terms and conditions to WLBC’s restructured outstanding warrants (except as set forth in the Amended and Restated Warrant Agreement defined below). The cancelled Private Shares include all such Private Shares currently held by Hayground Cove and its affiliates.

In connection with the foregoing, on July 20, 2009, WLBC and the Warrant Agent entered into an Amended and Restated Warrant Agreement (the “Amended and Restated Warrant Agreement”) to effect the amendments to the Original Warrant Agreement as agreed between WLBC and the Consenting Warrantholders

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

pursuant to the Warrant Restructuring Letter Agreement. In addition, WLBC has received approval for listing of the amended warrants by the New York Stock Exchange and certifications from the applicable registered holders of such warrants certifying the number of warrants held by the consenting warrantholders. WLBC also filed and distributed a Schedule 14C Information Statement in connection with the warrant restructuring on September 17, 2009. The warrant restructuring and Private Shares restructuring became effective on October 7, 2009 after the receipt of stockholder approval of the acquisition of 1st Commerce Bank and the COI Amendments.

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

Stockholder Approval to Become Western Liberty Bancorp

On October 7, 2009, WLBC’s stockholders approved certain proposals to amend its Amended and Restated Certificate of Incorporation (the “COI Amendments”) and its existing Investment Management Trust Agreement and the acquisition of 1st Commerce Bank at a special meeting of its stockholders held on October 7, 2009 (the “Special Meeting”).

Amendment to Trust Agreement

At the Special Meeting, WLBC’s stockholders authorized WLBC and Continental Stock Transfer & Trust Company, as trustee (the “Trustee”) to distribute and terminate WLBC’s trust account pursuant to an Amendment No. 1 to the Investment Management Trust Agreement, dated October 7, 2009 (the “Trust Agreement Amendment”). The Trust Agreement Amendment amends the Trust Agreement, which provided that the Trustee could only liquidate the trust account upon the consummation of WLBC’s initial business combination or on November 27, 2009.

COI Amendments

The COI Amendments were also approved at the Special Meeting. The COI Amendments amended WLBC’s Amended and Restated Certificate of Incorporation as follows:

•	amended the definition of “Business Combination” to remove the requirement that WLBC’s initial acquisition of one or more assets or operating businesses needed to have a fair market value of at least 80.0% of WLBC’s net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of acquisition;

•	removed the prohibition on the consummation of a business combination if holders of an aggregate of 30.0% or more in interest of the shares of WLBC’s common stock issued in its initial public offering (“Public Shares”) exercised their conversion rights; and

•	removed the requirement that only holders of Public Shares who voted against WLBC’s initial business combination could covert their Public Shares into cash.

•	changed WLBC’s name from “Global Consumer Acquisition Corp.” to “Western Liberty Bancorp”;

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	changed WLBC’s corporate existence to perpetual, so WLBC will not be required to liquidate on November 27, 2009;

•	deleted the provision in the Certificate of Incorporation that provided that in the event a business combination was not consummated prior to November 27, 2009, WLBC’s corporate purpose would automatically have been limited to effecting and implementing WLBC’s dissolution and liquidation and that WLBC’s powers would be limited to those set forth in Section 278 of the Delaware General Corporation Law and as otherwise may be necessary to implement the limited purpose; and

•	deleted the following restrictions only applicable to special purpose acquisition companies:

•	the requirement that a business combination be submitted to WLBC’s stockholders for approval and authorized by the vote of a majority of the Public Shares cast at a meeting of stockholders to approve such business combination;

•	the procedures for exercising conversion rights;

•	the provision for when funds may be disbursed from WLBC’s trust account established in connection with its initial public offering;

•	the provision that no other business combination could be consummated until WLBC initial business combination is consummated; and

•	the provision that holders of Public Shares would be entitled to receive distributions from WLBC’s trust account only in the event of WLBC’s liquidation or by demanding conversion.

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

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As a result of the Merger, all of the outstanding shares of Service1st common stock will be cancelled and automatically converted into the right of the holders of Service1st common stock to receive shares of WLBC common stock. The base merger consideration shall be the greater of (a) $35 million and (b) the agreed upon tangible book value of Service1st on the last day of the calendar month immediately preceding the month in which the all regulatory approvals for the consummation of the Merger have been received (the “Valuation Date”), less the sum of (x) a portion of Service1st’s transaction expenses (y) $1 million and (z) the amount, if any, by which $29,166,667 exceeds the agreed upon tangible book value of Service1st as of the Valuation Date (the “Base Merger Consideration”). Furthermore, on or prior to the second anniversary of the consummation of the Merger (the “Closing Date”), if the closing price of the common stock of WLBC exceeds $12.75 per share for 30 consecutive trading days, then an additional “earn out” provision of 20.0% of the agreed upon tangible book value of Service1st at the close of business on the Valuation Date would be added to the purchase price; provided, however, that if the agreed upon tangible book value of Service1st as of the Valuation Date is less than $35 million, then the “earn out” provision shall be equal to 120% of the agreed upon tangible book value of WLBC as of the Valuation Date minus $35 million (if the result is positive) (the “Contingent Merger Consideration”). The number of shares to be issued to the stockholders of Service1st as of the Closing Date will be determined by dividing (a) the Base Merger Consideration by (b) the product of (x) the number of outstanding shares of Service1st common stock as of the Closing Date and (y) the average closing price of WLBC’s common stock for the five trading days immediately prior to and after the date on which all regulatory approvals for the Merger have been received (subject to certain adjustments as set forth in the Merger Agreement) (the “Exchange Ratio”). The number of additional shares to be issued to the former stockholders of Service1st as of the date any earn out consideration is due will be determined by dividing (a) the Contingent Merger Consideration by (b) the product of (x) the number of outstanding shares of Service1st common stock as of the Closing Date and (y) the average of the closing price of WLBC’s common stock for the first 30 consecutive trading days on which the closing price of WLBC’s common stock shall have been more than $12.75.

Additionally, all outstanding Service1st options and warrants shall be converted into options and warrants of similar tenor to purchase additional shares of WLBC common stock in amounts equal to the product of (a) the number of shares of Service1st common stock that would be issuable upon exercise of such option or warrant immediately prior to the Closing Date and (b) the Exchange Ratio. The per share exercise price for the warrants and options will be equal to the quotient determined by dividing (x) the per share exercise price for such option or warrant immediately prior to the Closing Date by (y) the Exchange Ratio. The shares of those Service1st stockholders who do not exercise their dissenter’s rights under Nevada law will be cancelled and extinguished and exchanged for each stockholder’s pro rata portion of the overall merger consideration. In addition, WLBC has agreed to make a capital contribution of $15 million to Service1st on the Closing Date.

Employment Agreement with William E. Martin

On February 8, 2010, WLBC entered into an amended and restated employment agreement with William E. Martin (the “Martin Employment Agreement”), who will become the Chief Executive Officer of WLBC and WLBC’s Nevada banking operations. In addition, WLBC and its board of directors shall take such action as is necessary to appoint or elect Mr. Martin to WLBC’s board of directors upon the consummation of the Merger. Mr. Martin is currently the Vice Chairman and Chief Executive Officer of Service1st.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Employment Agreement with John S. Gaynor

On February 8, 2010, WLBC entered into an amended and restated employment agreement with John S. Gaynor (the “Gaynor Employment Agreement”), who will become the President and Chief Operating Officer of WLBC and WLBC’s Nevada banking operations upon consummation of the Merger. Mr. Gaynor is currently the President and Chief Operating Officer of Service1st.

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

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Employment Agreement with George Rosenbaum

On December 18, 2009, Western Liberty Bancorp (“WLB”) entered into a second amended and restated employment agreement with George A. Rosenbaum, Jr. (the “Second A&R Employment Agreement”), pursuant to which Mr. Rosenbaum became WLBC’s Chief Financial Officer. The Second A&R Employment Agreement also provides that Mr. Rosenbaum will become the Executive Vice President of Service1st upon the consummation of the Merger.

Pursuant to the terms of the Second A&R Employment Agreement, Mr. Rosenbaum’s employment shall commence as of January 1, 2010 (the “Effective Date”) and continue for an initial term of three years with one or more additional automatic one year renewal periods. Mr. Rosenbaum will be entitled to a base salary of not less than $200,000. In addition, Mr. Rosenbaum will receive a one time grant of restricted stock equal to $250,000 divided by the closing price of WLB’s common stock on the Effective Date. The restricted stock will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the Effective Date, subject to Mr. Rosenbaum’s continuous employment through each vesting date. Such restricted stock shall be subject to restrictions on transfer for a period of one year following each vesting date. Within 10 days following the Effective Date, Mr. Rosenbaum was entitled to receive a transaction bonus equal to a pro rata amount of his base salary for the period from the signing of his original employment agreement on July 28, 2009. As of January 1, 2010, Mr. Rosenbaum has received $67,000 as a portion of his transaction bonus. Mr. Rosenbaum is also eligible to receive an annual discretionary incentive payment, upon the attainment of one or more pre-established performance goals established by the board of directors of WLBC or its Compensation Committee. Mr. Rosenbaum shall be entitled to employee benefits in accordance with any employee benefits programs and policies adopted by WLBC. In addition, the Second A&R Employment Agreement contains customary representations, covenants and termination provisions.

Voting Agreement

On January 28 2010, certain stockholders of Service1st (the “Stockholders”) entered into an Amended and Restated Voting Agreement with WLBC (the “Voting Agreement”), whereby the Stockholders agreed to vote all of the shares of Service1st common stock currently beneficially owned by them or acquired by them after such date in favor of approval of the approval of the Merger. The Voting Agreement contains restrictions limiting the ability of the Stockholders to sell or otherwise transfer the shares of Service1st beneficially owned by them. The Voting Agreement terminates upon the earliest to occur of (i) the date of the effectiveness of the Merger and (ii) the date of the termination of the Merger Agreement in accordance with its terms.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

WLBC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

At December 31, 2009, financial instruments that potentially expose WLBC to credit risk consist of cash and cash equivalents. WLBC maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $250,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. WLBC has not experienced losses on these accounts and management believes WLBC is not exposed to significant risks on such accounts.

Stock based compensation

WLBC records compensation expense associated with stock based compensation measured at the grant date based on the fair value of the award and is recognized as expense over the service period. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest based on time-based or performance-based conditions.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely thank not” test, no tax benefit is recorded.

Earnings per Share

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

The 7,987,214 shares of common stock issued to WLBC’s initial stockholders were issued for $0.001 per share, which is considerably less than the Offering per share price. Such shares have been assumed to be retroactively outstanding since July 27, 2007, inception. As of July 20, 2009, 7,618,908 of those shares were restructured into warrants and 368,305 of those shares remain outstanding.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2009 and 2008, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

			Period from
			June 28, 2007
	Year Ended	Year Ended	(inception) to
	December 31, 2009	December 31, 2008	December 31, 2007

Numerator:
Net (loss) income available to common stockholders	$(14,994,281)	$(1,998,110)	$290,152

Denominator:
Weighted-average common shares outstanding	33,169,481	39,936,064	14,451,397
Dilutive effect of warrants and Restricted Stock Units	33,169,481	39,936,064	40,448,850

Weighted-average common shares outstanding, assuming dilution	33,169,481	39,936,064	54,900,247

Net (loss) income per share
Basic	$(0.45)	$(0.05)	$0.02

Diluted			$0.01

For the years ending December 31, 2009 and 2008, 48,067,758 and 31,948,850 warrants have been excluded from the computation of dilutive earnings per share as their exercise prices were greater than the average market price per common share and their effect is antidilutive.

Fair Value of Financial Instruments

The Company measures fair value in accordance with generally accepted accounting principles. Fair value measurements are applied under other accounting pronouncements that require or permit fair value measurements. The provisions are to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of this standard had no significant impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of June 30, 2009

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on WLBC’s financial statements.

3.	INITIAL PUBLIC OFFERING

On November 27, 2007, WLBC sold 31,948,850 Units, including 1,948,850 Units from the partial exercise of the underwriters’ over-allotment option, at an Offering price of $10.00 per Unit. Each Unit consists of one share of WLBC’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from WLBC one share of common stock at an exercise price of $7.50 per share commencing the later of the completion of a Business Combination or November 27, 2009 and expiring November 27, 2012. WLBC may redeem the Warrants at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, but only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which the notice of redemption is given. The terms of the warrants were amended on July 20, 2009, as described in Note 1.

WLBC agreed to pay the underwriters in the Offering an underwriting commission of 7% of the gross proceeds of the Offering. However, the underwriters agreed that approximately 3% of the underwriting discount will not be payable unless and until WLBC completes a Business Combination and have waived their right to receive such payments upon WLBC’s liquidation if it is unable to complete a Business Combination. As of December 31, 2009 WLBC paid $4,027,260 of the deferred underwriters discount and has entered into mutual releases with all of the underwriters. Pursuant to the agreements, all obligations of WLBC to pay any fees and/or expenses to the underwriters were deemed fully satisfied.

On November 27, 2007, certain of the initial stockholders purchased an aggregate of 8,500,000 warrants (the “Private Warrants”) from WLBC in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities of Act of 1933, as amended. The warrants were sold for a total purchase price of $8,500,000, or $1.00 per warrant. The private placement took place simultaneously with the consummation of the Offering. Each warrant is exercisable to one share of common stock. The exercise price on the warrants is $7.50. The Private Warrants are also subject to a lock-up agreement with WLBC’s underwriters and will not be transferable before the consummation of a Business Combination. The holders of

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Private Warrants are also entitled, at any time and from time to time, to exercise the Private Warrants on a cashless basis at the discretion of the holder. The proceeds from the sale of the Private Warrants have been deposited into the trust account, subject to a trust agreement. The terms of the warrants were amended on July 20, 2009, as described in Note 1.

Based upon observable market prices, WLBC determined that the grant date fair value of the Private Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation was based on all comparable initial public offerings by blank check companies in 2007. WLBC recorded compensation expense of $850,000 over a 24 month service period in connection with the Private Warrants, which is the amount equal to the grant date fair value of the warrants minus the purchase price. WLBC estimated the service period as the estimated time to complete a Business Combination.

The holders of a majority of all of the Private Shares (Note 6) and shares of common stock issuable upon exercise of the Private Warrants will be entitled to make up to two demands that WLBC register these securities pursuant to an agreement signed in connection with the insider private placement. Such holders may elect to exercise these registration rights at any time after the date of the Offering. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements WLBC might file subsequent to the date of the Offering. WLBC will bear the expenses incurred in connection with the filing of any such registration statements.

4.	RELATED PARTY TRANSACTIONS

Certain of WLBC’s officers, directors and its Initial Stockholders are also officers, directors, employees and affiliated entities of Hayground Cove Asset Management LLC, WLBC’s sponsor.

Services Agreement

WLBC agreed to pay Hayground Cove Asset Management LLC, $10,000 per month, plus out-of-pocket expenses not to exceed $10,000 per month, for office space and services related to the administration of WLBC’s day-to-day activities. This agreement was effective upon the consummation of the Offering and terminated on August 31, 2009. WLBC incurred $13,000 in connection with this agreement for the period from June 28, 2007 (inception) to December 31, 2007, $120,000 for the year ended December 31, 2008 and $80,000 for the year ended December 31, 2009.

Payment for Due Diligence Services

In October 2009, WLBC made a one-time payment of $2,600,000 to Hayground Cove Asset Management LLC for due diligence and other services related to various acquisition opportunities and other activities since WLBC’s inception. Proceeds from the payment were disbursed by Hayground Cove Asset Management LLC to certain of its employees, affiliates and consultants (some of whom also serve as WLBC’s officers and/or directors) that provided support to WLBC in connection with its efforts in finding and pursuing potential transactions.

5.	INCOME TAXES

At December 31, 2009, WLBC had no federal income tax expense or benefit but did have a federal tax net operating loss carry-forward of approximately $13,335,848. The federal net operating loss carry-forwards will begin to expire in 2027, unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of WLBC’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant components of WLBC’s net deferred tax assets at December 31, 2009, 2008 and 2007 are shown below. A valuation allowance of $5,215,000, $2,530,300 and $216,300 has been established to offset the net deferred tax assets at December 31, 2009, 2008 and 2007, respectively, as realization of such assets is uncertain.

60.1

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2009	2008	2007

Noncurrent net operating loss carryforwards	$4,550,000	$98,100	$14,700
Start-up costs	175,000	770,200	105,000
Other noncurrent	490,000	1,662,000	96,600

Total deferred tax assets	5,215,000	2,530,300	216,300
Deferred tax asset valuation allowance	(5,215,000)	(2,530,300)	(216,300)

Net deferred taxes	$—	$—	$—

As of December 31, 2009, 2008 and 2007 no provision for state and local income has been made since WLBC was formed as a vehicle to effect a Business Combination and as a result does not conduct operations and is not engaged in a trade or business in any state.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2009 and 2008 and as of December 31, 2009 and 2008, had no amounts accrued for interest and penalties.

The Company is subject to U.S. federal income tax and tax years since June 27, 2007 (inception) remain open and subject to examination by the appropriate governmental agencies in the U.S.

6.	STOCKHOLDERS’ EQUITY

Preferred Stock

WLBC is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

WLBC issued 8,625,000 shares of common stock to the Initial Stockholders for cash proceeds of $8,625 (the “Private Shares”). In the event the 4,500,000 over-allotment Units (Note 2) were not issued, the Initial Stockholders would be required to redeem the Private Shares in an amount sufficient to cause the amount of issued and outstanding Private Shares to equal 20% of WLBC’s aggregate amount of issued and outstanding coming stock after giving effect to the issuance of common stock in connection with the Offering. The underwriters exercised 1,948,850 Units of the 4,500,000 over-allotment Units. The underwriters had 30 days from November 27, 2007 to exercise their over-allotment option. Therefore, as of December 27, 2007, 637,787 shares of the Initial Stockholders’ Founder shares were redeemed.

On October 7, 2009, 21,357,987 shares of common stock were redeemed and 7,618,908 shares of common stock were restructured into warrants as a result of the shareholder meeting (Note 1).

At December 31, 2008 and 2007, there were 40,448,339 shares of common stock reserved for issuance upon exercise of WLBC’s outstanding options and warrants. At December 31, 2009, there were 48,267,758 shares of common stock reserved for issuance upon exercise of WLBC’s outstanding options and warrants.

Restricted Stock

Pursuant to Letter Agreements dated December 23, 2008 between WLBC and each of its independent directors, Richard A.C. Coles, Michael B. Frankel and Mark Schulhof, and a letter agreement dated as of April 28, 2009 between WLBC and Daniel B. Silvers, WLBC’s President, WLBC granted each independent director and Mr. Silvers 50,000 restricted stock units with respect to shares of WLBC’s common stock, subject

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

to certain terms and conditions. The restricted stock units shall fully vest on the closing date of a business combination. Settlement of vested restricted stock units will occur on the date that is 180 calendar days after the vesting date. Restricted stock units will be settled by delivery of one share of WLBC’s common stock for each restricted stock unit settled. WLBC will incur compensation expense equal to the grant date fair value of the restricted stock units. Based upon the market price of WLBC common shares at grant date, WLBC determined that the grant date fair value of the restricted stock units was $9.25 per unit, $1,850,000 in the aggregate. WLBC will record compensation expense of $1,850,000 over an estimated vesting period of 266 days. WLBC estimated the vesting period as the estimated number of days from the grant date to the estimated closing date of the business combination. WLBC recorded $587,688 in compensation expense due to the restricted stock units for the year ended December 31, 2009. $1,262,312 remains unamortized.

WLBC will also provide a one-time grant of restricted stock equal to $250,000 divided by the closing price of WLBC’s common stock on the closing date of the Merger to George A. Rosenbaum Jr., WLBC’s Chief Financial Officer. In addition, WLBC shall also issue restricted stock with respect to shares of our common stock to each of William E. Martin, who will become a member of our board of directors and serve as our Chief Executive Officer and as Chief Executive Officer of Service1st, and John S. Gaynor, who will serve as WLBC President and Chief Operating Officer and as the President and Chief Operating Officer of Service1st. Each of Messrs. Martin and Gaynor will be issued restricted shares of WLBC common stock in an amount equal to $1.0 million divided by the closing price of our common stock on the closing date of the Merger in consideration for his future services, subject to the closing of the Acquisition and the approval of the restricted stock proposal by our stockholders.

7.	FAIR VALUE MEASUREMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2009 and 2008.

The accounting standard regarding fair value measurements discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	Financial Assets at Fair Value as of December 31, 2009
				Significant
	Fair Value	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in trust	$—	$—	$—	$—
Cash and cash equivalents	87,969,242	87,969,242	—	—

Total	$87,969,242	$87,969,242	$—	$—

	Financial Assets at Fair Value as of December 31, 2008
				Significant
	Fair Value	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in trust	$316,692,141	$—	$316,692,141	$—

Total	$316,692,141	$—	$316,692,141	$—

Investments in Registered Money Market Funds

As of December 31, 2009, approximately $87,000,064 of the Company’s cash and cash equivalents were invested in the Federated U.S. Treasury Cash Reserve Fund (UTIXX) and the Goldman Sachs Financial Square Funds-Treasury Instruments Fund (FTIXX). Both funds, under normal circumstances, invests their assets exclusively in obligations of the U.S. Treasury, including Treasury bills, bonds and notes and other obligations issued or guaranteed by the U.S. Treasury.

The fair values of the Company’s investments in money market funds are determined through market, observable and corroborated sources.

The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

Investments Previously Held in Trust

Prior to the liquidation of the Trust Account on October 7, 2009, the Company’s investments held in trust were invested in the Federated U.S. Treasury Cash Reserve Fund. For the period January 1, 2009 to January 15, 2009, the Company’s investments held in trust were invested in the JP Morgan U.S. Treasury Plus Money Market Fund. The Company recognized interest income of $86,382 on these investments for the period from January 1, 2009 to October 7, 2009.

8.	COMMITMENTS AND CONTINGENCIES

There is no material litigation currently pending against WLBC or any members of its management team in their capacity as such.

The Initial Stockholders have waived their right to receive distributions with respect to their Private Shares upon WLBC’s liquidation.

Pursuant to an employment agreement effective August 1, 2007 between WLBC and its former CEO, WLBC’s former CEO obtained an option to purchase 475,000 shares of Private Shares at a purchase price of

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

$0.001 per share from WLBC’s sponsor and its affiliates, which option will vest on the date (the “Trigger Date”) that is one year after the closing of a qualifying Business Combination, but the vesting will occur only if the appreciation of the per share price of WLBC’s common stock is either (i) greater than 1x the Russell 2000 hurdle rate on the Trigger Date or (ii) exceeds the Russell 2000 hurdle rate for 20 consecutive trading days after the Trigger Date. The Russell hurdle rate means the Russell 2000 Index performance over the period between the completion of the Offering and the Trigger Date. The amount of the option was increased by the amount of shares equal to 10,000 shares for each $10,000,000 of gross proceeds from the exercise of the underwriters over-allotment option. As a result the option was increased to 495,000 shares due to the exercise of 1,948,850 Units of the underwriters over-allotment option.

WLBC determined that the fair value of the options on the date of grant, November 27, 2007 was $4,573,597. The fair value of the option is based on a Black-Scholes model using an expected life of three years, stock price of $9.25 per share, volatility of 33.7% and a risk-free interest rate of 4.98%. However, because shares of WLBC’s common stock did not have a trading history, the volatility assumption is based on information that was available to WLBC. WLBC believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of shares of WLBC’s common stock. In addition, WLBC believes a stock price of $9.25 per share is a fair assumption based on WLBC’s observation of market prices for comparable shares of common stock. This assumption is based on all comparable initial public offerings by blank check companies in 2007. The stock based compensation expense will be recognized over the service period of 24 months. WLBC estimated the service period as the estimated time to complete a business combination. However, pursuant to a Settlement Agreement dated December 23, 2008, the options were deemed to be fully vested as of the effective date of the Settlement Agreement. As a result, the entire remaining compensation expense was recognized by WLBC on December 23, 2008. WLBC recognized $237,973 in stock based compensation expense related to the options for the period from June 28, 2007 (inception) to December 31, 2007, $4,155,368 for the year ended December 31, 2008 and $0 for the year ended December 31, 2009. The Company also, as required under the terms of the Settlement Agreement, paid $247,917 in compensation expenses related to a severance payment to the former CEO during January 2009.

Indemnifications

WLBC has entered into agreements with its directors to provide contractual indemnification in addition to the indemnification provided in its amended and restated certificate of incorporation. WLBC believes that these provisions and agreements are necessary to attract qualified directors. WLBC’s bylaws also will permit it to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. WLBC has purchased a policy of directors’ and officers’ liability insurance that insures WLBC’s directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 8, 2010, the date on which the financial statements were issued.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

WLBC’s unaudited condensed quarterly financial information is as follows for the year ended December 31, 2009 and 2008:

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Year Ended December 31, 2009
Operating Expenses	$(6,489,150)	$(5,063,587)	$(2,562,515)	$(922,203)
Interest income	51,912	5,925	10,562	70,622

Net (loss) income for the period	$(6,437,238)	$(5,057,662)	$(2,551,953)	$(851,581)
Weighted average number of common shares outstanding not subject to possible redemption, basic	33,169,481	39,936,064	39,936,064	39,936,064
Weighted average number of common shares outstanding not subject to possible redemption, diluted	75,444,175	39,936,064	39,936,064	80,384,913
Net (loss) income per common share not subject to possible redemption, basic	$(0.19)	$(0.13)	$(0.06)	$(0.02)
Net (loss) income per common share not subject to possible redemption, diluted		$(0.13)	$(0.06)	$(0.02)

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Year Ended December 31, 2008
Operating Expenses	$(3,998,364)	$(1,176,160)	$(1,150,529)	$(918,942)
Interest income	431,067	1,750,226	1,481,237	2,028,919

Net (loss) income for the period	$(3,567,297)	$574,066	$330,708	$1,109,977
Weighted average number of common shares outstanding not subject to possible redemption, basic	39,936,063	39,936,063	39,936,063	39,936,063
Weighted average number of common shares outstanding not subject to possible redemption, diluted	80,384,913	80,384,913	80,384,913	80,384,913
Net (loss) income per common share not subject to possible redemption, basic	$(0.09)	$0.01	$0.01	$0.03
Net loss income per common share not subject to possible redemption, diluted	$(0.09)	$0.01	$0.00	$0.01