Form 10-Q
period 2010-03-31
WESTERN LIBERTY BANCORP
filed 2010-05-10
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33803
WESTERN LIBERTY BANCORP
(Exact name of registrant as specified in its charter)

Delaware	30-0615838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 10, 2010, the registrant had 10,959,169 shares of its common stock, par value $0.0001 per share, outstanding.

WESTERN LIBERTY BANCORP

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WESTERN LIBERTY BANCORP
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$86,477,818	$87,969,242
Prepaid expenses	550,168	551,198

	$87,027,986	$88,520,440

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$258,431	$628,493

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,959,169 issued and outstanding	1,096	1,096
Additional paid-in capital	104,361,628	103,730,471
Accumulated deficit	(17,593,169)	(15,839,620)

	86,769,555	87,891,947

	$87,027,986	$88,520,440

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue	$—	$—

Operating expenses
General and administrative expenses	1,124,376	828,454
Stock based compensation	631,157	93,749

Loss from operations	(1,755,533)	(922,203)

Interest income	1,984	70,622

Net loss	$(1,753,549)	$(851,581)

Earnings per share

Net loss	$(1,753,549)	$(851,581)

Deferred interest on investments held in trust relating to common shares subject to possible conversion	$—	$—

Net loss attributable to common stockholders	$(1,753,549)	$(851,581)

Weighted average number of common shares subject to possible conversion outstanding		9,584,654

Earnings per share common shares subject to possible conversion		$—

Weighted average number of common shares outstanding — basic and diluted	10,959,169	39,936,064

Basic and diluted loss per common share	$(0.16)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

	Common Stock		Additional
	Shares	Amount	paid-in capital	Earnings (deficit)	Total
Balance at January 1, 2010	10,959,169	$1,096	$103,730,471	$(15,839,620)	$87,891,947
Stock based compensation	—	—	631,157	—	631,157
Net loss	—	—	—	(1,753,549)	(1,753,549)

Balance at March 31, 2010	10,959,169	$1,096	$104,361,628	$(17,593,169)	$86,769,555

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flow from operating activities
Net loss	$(1,753,549)	$(851,581)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	631,157	93,749
Interest earned on cash held in trust	—	(69,046)
Changes in operating assets and liabilities
Prepaid expenses	1,030	75,150
Accrued expenses	(370,062)	76,550

Net cash used in operating activities	(1,491,424)	(675,178)

Net decrease in cash and equivalents	(1,491,424)	(675,178)
Cash and cash equivalents, beginning of period	87,969,242	1,445,882

Cash and cash equivalents, end of period	$86,477,818	$770,704

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1	Interim Financial Information

These unaudited condensed financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2009, which are included in Western Liberty Bancorp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

WLBC filed a Form S-4, Registration Statement, with the Securities and Exchange Commission on February 8, 2010. On February 23, 2010, the Company filed Amendment 1 to the Form S-4. The S-4 contained the “Notice of Special Meeting of Stockholders to be Held on March 25, 2010”. The meeting was to consider and vote on the Merger Agreement, dated November 6, 2009. The record date was established as March 1, 2010. On March 23, 2010, the Company supplemented its proxy statement/prospectus dated February 25, 2010 announcing that the Special Meeting of Stockholders originally scheduled to be held on March 25, 2010 has been postponed. The Company expects to announce a new date for the Special Meeting as soon as practicable. The record date of March 1, 2010 for the determination of stockholders entitled to notice of, and to vote at, the Special Meeting has not changed at this time. The proposals to be considered at the Special Meeting contained in the proxy statement/prospectus are unchanged by the supplement.
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
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On October 20, 2009, WLBC received notice from the staff of the NYSE Amex (the “Exchange”) indicating that the Exchange believes that WLBC no longer complies with the Exchange’s continued listing standards due to the recent amendments to the Certificate of Incorporation approved at WLBC’s stockholder meeting on October 7, 2009 and an insufficient number of public shareholders of WLBC’s common stock, as set forth in Section 1003(c) of the Exchange’s Company Guide, and that its securities are, therefore, subject to being delisted from the Exchange. The Company appealed this determination and was granted the right to a hearing before a committee of the NYSE Amex on February 11, 2010. On February 17, 2010, the Listed Qualification Panel of the NYSE Amex’s Committee on Securities (the “Panel”) affirmed the determination by the staff (the “Staff”) of the Exchange to delist the securities of WLBC from the Exchange. In the Panel’s notice to WLBC, it advised WLBC that the Exchange expected to suspend trading in WLBC’s securities as soon as practicable. On February 22, 2010, the Staff advised WLBC that the Exchange would be suspending WLBC’s securities from trading, effective at the open of business on Thursday, February 25, 2010. In the interim, WLBC filed an application with the Financial Industry Regulation Authority (“FINRA”) to allow its securities to quote on the Over the Counter Bulletin Board (the “OTCBB”). Trading in WLBC’s securities was suspended at the open of business on Thursday, February 25, 2010. Concurrently, however, WLBC’s securities were cleared for quotation on the OTCBB, effective at the open of business on Thursday, February 25, 2010. WLBC expects to be listed on a national exchange upon closing of the previously announced Services1st Bank of Nevada acquisition.
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

At March 31, 2010, financial instruments that potentially expose WLBC to credit risk consist of cash and cash equivalents. WLBC maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $250,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. WLBC has not experienced losses on these accounts and management believes WLBC is not exposed to significant risks on such accounts.
As of March 31, 2010, approximately $86,002,517 of the Company’s cash and cash equivalents were invested in the Federated U.S. Treasury Cash Reserve Fund (UTIXX) and the Goldman Sachs Financial Square Funds — Treasury Instruments Fund (FTIXX). Both funds, under normal circumstances, invests their assets exclusively in obligations of the U.S. Treasury, including Treasury bills, bonds and notes and other obligations issued or guaranteed by the U.S. Treasury.
4	Stockholders Equity
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
At March 31, 2010 and December 31, 2009, there were 48,267,758 shares of common stock reserved for issuance upon exercise of WLBC’s outstanding options and warrants.
Restricted Stock
Pursuant to Letter Agreements dated December 23, 2008 between WLBC and each of its independent directors, Richard A.C. Coles, Michael B. Frankel and Mark Schulhof, and a letter agreement dated as of April 28, 2009 between WLBC and Daniel B. Silvers, WLBC’s President, WLBC granted each independent director and Mr. Silvers 50,000 restricted stock units with respect to shares of WLBC’s common stock, subject to certain terms and conditions. The restricted stock units shall fully vest on the closing date of a business combination. Settlement of vested restricted stock units will occur on the date that is 180 calendar days after the vesting date. Restricted stock units will be settled by delivery of one share of WLBC’s common stock for each restricted stock unit settled. WLBC will incur compensation expense equal to the grant date fair value of the restricted stock units. Based upon the market price of WLBC common shares at grant date, WLBC determined that the grant date fair value of the restricted stock units was $9.25 per unit, $1,850,000 in the aggregate. WLBC will record compensation expense of $1,850,000 over an estimated vesting period of 266 days. WLBC estimated the vesting period as the estimated number of days from the grant date to the estimated closing date of the business combination. WLBC recorded $631,156 in compensation expense due to the restricted stock units for the three months ended March 31, 2010, $631,156 remains unamortized.
WLBC will also provide a one-time grant of restricted stock equal to $250,000 divided by the closing price of WLBC’s common stock on the closing date of the Merger to George A. Rosenbaum Jr., WLBC’s Chief Financial Officer. In addition, WLBC shall also issue restricted stock with respect to shares of our common stock to each of William E. Martin, who will become a member of our board of directors and serve as our Chief Executive Officer and as Chief Executive Officer of Service1st, and John S. Gaynor, who will serve as WLBC President and Chief Operating Officer and as the President and Chief Operating Officer of Service1st. Each of Messrs. Martin and Gaynor will be issued restricted shares of WLBC common stock in an amount equal to $1.0 million divided by the closing price of our common stock on the closing date of the Merger in consideration for his future services, subject to the closing of the Acquisition.

5	Transaction Costs

For the three months ended March 31, 2010, WLBC incurred transaction costs relating to the proposed business combination with Service1st in the amount of $841,728. Such transaction costs were expensed as professional fees.

6	Commitments and Contingencies
There is no material litigation currently pending against WLBC or any members of its management team in their capacity as such.
7	Indemnifications

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and our combined and consolidated financial statements and related notes thereto included in or incorporated into Part II, Item 8 of our Annual Report on Form 10-K and the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K, as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.
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
Results of Operations for the Three Months Ended March 31, 2010
For the three months ended March 31, 2010, we had a net loss of $1,753,549. All of our income was derived from interest income. Our operating expenses for the three months ended March 31, 2010 were $1,755,533 and consisted primarily of expenses related to stock based compensation, legal and accounting professional fees, insurance costs, pursuing a business combination and due diligence.
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
As of March 31, 2010, we had unrestricted cash and cash equivalents of $86,477,818, net of all payments made to underwriters, advisors, consultants in connection with our initial public offering and operations thereafter.
We may apply the cash released to us from the trust account to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses and structuring, negotiating and consummating the Acquisition. We may also apply the cash released to us for general corporate purposes, including for maintenance or expansion of operations of Service1st, the payment of principal or interest due on indebtedness incurred in consummating the Acquisition, to fund the purchase of other companies or for working capital.
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
For the three months ended March 31, 2010 and 2009, we had potentially dilutive securities in the form of 48,067,758 warrants, including 8,500,000 sponsors’ warrants issued in a private placement, 7,618,908 warrants from shares restructured into warrants and 31,948,850 warrants issued as part of the units in our initial public offering. For the three months ended March 31, 2010, we also had potentially dilutive securities in the form of 200,000 restricted stock units granted to certain members of our board of directors and our president. We use the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
For the three months ended March 31, 2010 and 2009, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive.
Our statements of operations for the three months ended March 31, 2010 and 2009 include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management (including our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
As of May 10, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and the risk factors disclosed in our Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1934, as amended, each filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
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

WESTERN LIBERTY BANCORP Date: May 10, 2010
/s/ Jason N. Ader
Name:	Jason N. Ader
Title:	Chief Executive Officer (Principal Executive Officer)

WESTERN LIBERTY BANCORP Date: May 10, 2010
/s/ George A. Rosenbaum Jr.
Name:	George A. Rosenbaum Jr.
Title:	Chief Financial Officer (Principal Accounting and Financial Officer)