Form 10-Q
period 2010-06-30
WESTERN LIBERTY BANCORP
filed 2010-08-06
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33803
WESTERN LIBERTY BANCORP
(Exact name of registrant as specified in its charter)

Delaware	30-0615838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of August 6, 2010, the registrant had 10,959,169 shares of its common stock, par value $0.0001 per share, outstanding.

WESTERN LIBERTY BANCORP

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WESTERN LIBERTY BANCORP
CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$85,477,134	$87,969,242
Prepaid expenses	627,467	551,198

	$86,104,601	$88,520,440

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$378,602	$628,493

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,959,169 issued and outstanding	1,096	1,096
Additional paid-in capital	104,992,784	103,730,471
Accumulated deficit	(19,267,881)	(15,839,620)

	85,725,999	87,891,947

	$86,104,601	$88,520,440

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$—	$—	$—	$—

Operating expenses
General and administrative expenses	1,045,184	2,468,765	2,169,560	3,297,219
Stock based compensation	631,156	93,750	1,262,313	187,499

Loss from operations	(1,676,340)	(2,562,515)	(3,431,873)	(3,484,718)

Interest income	1,628	10,562	3,612	81,184

Net loss	$(1,674,712)	$(2,551,953)	$(3,428,261)	$(3,403,534)

Earnings per share

Net loss	$(1,674,712)	$(2,551,953)	$(3,428,261)	$(3,403,534)

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	—	—	—

Net loss attributable to common stockholders	$(1,674,712)	$(2,551,953)	$(3,428,261)	$(3,403,534)

Weighted average number of common shares subject to possible conversion outstanding		9,584,654		9,584,654

Earnings per share common shares subject to possible conversion		$—		$—

Weighted average number of common shares outstanding — basic and diluted	10,959,169	39,936,064	10,959,169	39,936,064

Basic and diluted loss per common share	$(0.15)	$(0.06)	$(0.31)	$(0.09)

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

	Common Stock		Additional
	Shares	Amount	paid-in capital	Accumulated deficit	Total stockholderes’ equity
Balance at January 1, 2010	10,959,169	$1,096	$103,730,471	$(15,839,620)	$87,891,947
Stock based compensation	—	—	1,262,313	—	1,262,313
Net loss	—	—	—	(3,428,261)	(3,428,261)

Balance at June 30, 2010	10,959,169	$1,096	$104,992,784	$(19,267,881)	$85,725,999

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flow from operating activities
Net loss	$(3,428,261)	$(3,403,534)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Stock based compensation	1,262,313	187,499
Interest earned on cash held in trust	—	(78,838)
Changes in operating assets and liabilities
Prepaid expenses	(76,269)	150,301
Accrued expenses	(249,891)	2,088,752

Net cash used in operating activities	(2,492,108)	(1,055,820)

Net decrease in cash and equivalents	(2,492,108)	(1,055,820)
Cash and cash equivalents, beginning of period	87,969,242	1,445,882

Cash and cash equivalents, end of period	$85,477,134	$390,062

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1 Interim Financial Information
These unaudited condensed financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2009, which are included in Western Liberty Bancorp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
2 Organization and Business Operations
On October 7, 2009, Global Consumer Acquisition Corp.’s stockholders approved the proposal to change its name to Western Liberty Bancorp (“WLBC”, “us” or “we”). All references to Global Consumer Acquisition Corp. have been changed to Western Liberty Bancorp.
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

COI Amendments
The COI Amendments were also approved at the Special Meeting. The COI Amendments amended WLBC’s Amended and Restated Certificate of Incorporation as follows:
•
amended the definition of “Business Combination” to remove the requirement that WLBC’s initial acquisition of one or more assets or operating businesses needed to have a fair market value of at least 80% of WLBC’s net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of acquisition;

•
removed the prohibition on the consummation of a business combination if holders of an aggregate of 30% or more in interest of the shares of WLBC’s common stock issued in its initial public offering (“Public Shares”) exercised their conversion rights;

•	removed the requirement that only holders of Public Shares who voted against WLBC’s initial business combination could covert their Public Shares into cash;

•	changed WLBC’s name from “Global Consumer Acquisition Corp.” to “Western Liberty Bancorp”;

•	changed WLBC’s corporate existence to perpetual, so WLBC will not be required to liquidate on November 27, 2009;

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
Amendment to Amended and Restated Warrant Agreement
On October 7, 2009, WLBC and the Warrant Agent entered into Amendment No. 1 (the “Warrant Agreement Amendment”) to the Amended and Restated Warrant Agreement. The Warrant Agreement Amendment (i) amends the definition of “Business Combination” as set forth in the Warrant Agreement to allow for the exercise of WLBC’s warrants immediately upon consummation of an initial business combination, subject to certain requirements as set forth in the Amended and Restated Warrant Agreement, and (ii) makes certain technical amendments to the Insider Letters in conformance with the COI Amendments and the Trust Agreement Amendment.
Service1st Merger Agreement
On November 6, 2009, WLBC, entered into an agreement and Plan of Merger as amended by the first amendment to the agreement and Plan of Merger, dated as of June 21, 2010 (the “Merger Agreement”) with WL-S1 Interim Bank, a Nevada corporation (“Merger Sub”), Service1st Bank of Nevada, a Nevada-chartered non-member bank (“Service1st”) and Curtis W. Anderson, as representative of the former stockholders of Service1st, which provides for the merger (the “Merger”) of Merger Sub with and into Service1st, with Service1st being the surviving entity and becoming our wholly-owned subsidiary.

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
The Merger is expected to be consummated upon the fulfillment of certain conditions, including (a) obtaining all necessary approvals from governmental agencies and other third parties that are required for the consummation of the transactions contemplated by the Merger Agreement, (b) the receipt of the affirmative vote of Service1st’s stockholders and the receipt of the affirmative vote of WLBC’s stockholders to adopt the Merger Agreement (c) other customary closing conditions. There is no guarantee when all of the conditions precedent to the consummation of the Merger will be satisfied.
As a result of the Merger, all of the outstanding shares of Service1st common stock will be cancelled and automatically converted into the right of the holders of Service1st common stock to receive shares of WLBC common stock. The base merger consideration shall be the agreed upon tangible book value of Service1st on the last day of the calendar month immediately preceding the month in which the all regulatory approvals for the consummation of the Merger have been received (the “Valuation Date”), less the sum of (x) a portion of Service1st’s transaction expenses and (y) $1 million (the “Base Merger Consideration”). Furthermore, on or prior to the second anniversary of the consummation of the Merger (the “Closing Date”), if the closing price of the common stock of WLBC exceeds $12.75 per share for 30 consecutive trading days, then an additional “earn out” provision of 20.0% of the agreed upon tangible book value of Service1st at the close of business on the Valuation Date would be added to the purchase price; (the “Contingent Merger Consideration”). The number of shares to be issued to the stockholders of Service1st as of the Closing Date will be determined by dividing (a) the Base Merger Consideration by (b) the product of (x) the number of outstanding shares of Service1st common stock as of the Closing Date and (y) the average closing price of WLBC’s common stock for the five trading days immediately prior to and after the date on which all regulatory approvals for the Merger have been received (subject to certain adjustments as set forth in the Merger Agreement) (the “Exchange Ratio”). The number of additional shares to be issued to the former stockholders of Service1st as of the date any earn out consideration is due will be determined by dividing (a) the Contingent Merger Consideration by (b) the product of (x) the number of outstanding shares of Service1st common stock as of the Closing Date and (y) the average of the closing price of WLBC’s common stock for the first 30 consecutive trading days on which the closing price of WLBC’s common stock shall have been more than $12.75.
Additionally, all outstanding Service1st options and warrants shall be converted into options and warrants of similar tenor to purchase additional shares of WLBC common stock in amounts equal to the product of (a) the number of shares of Service1st common stock that would be issuable upon exercise of such option or warrant immediately prior to the Closing Date and (b) the Exchange Ratio. The per share exercise price for the warrants and options will be equal to the quotient determined by dividing (x) the per share exercise price for such option or warrant immediately prior to the Closing Date by (y) the Exchange Ratio. The shares of those Service1st stockholders who do not exercise their dissenter’s rights under Nevada law will be cancelled and extinguished and exchanged for each stockholder’s pro rata portion of the overall merger consideration. In addition, WLBC has agreed to make a capital contribution of $25 million to Service1st on the Closing Date.
WLBC filed a Form S-4 Registration Statement with the Securities and Exchange Commission on February 8, 2010. On February 23, 2010, the Company filed Amendment 1 to the Form S-4. The S-4 contained the “Notice of Special Meeting of Stockholders to be Held on March 25, 2010”. The meeting was to consider and vote on the Merger Agreement, dated November 6, 2009. The record date was established as March 1, 2010. On March 23, 2010, WLBC supplemented its proxy statement/prospectus dated February 25, 2010 announcing that the Special Meeting of Stockholders originally scheduled to be held on March 25, 2010 had been postponed.

Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 was filed with the Securities and Exchange Commission on July 2, 2010 by WLBC. It amends and restates the prospectus dated February 23, 2010 of WLBC. WLBC’s securities are no longer listed on the New York Stock Exchange Amex (the “NYSE Amex”) or another nationally-recognized exchange and therefore we are not subject to NYSE Amex’s or another exchange’s stockholder approval requirements. Furthermore, approval of the Merger by WLBC’s stockholders is not required under Delaware or other applicable law. As a result, WLBC will no longer be soliciting the approval of its stockholders to consummate the Merger, and the prospectus no longer includes a proxy statement.
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
At June 30, 2010, financial instruments that potentially expose WLBC to credit risk consist of cash and cash equivalents. WLBC maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $250,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. WLBC has not experienced losses on these accounts and management believes WLBC is not exposed to significant risks on such accounts.

As of June 30, 2010, approximately $85,003,710 of the Company’s cash and cash equivalents were invested in the Federated U.S. Treasury Cash Reserve Fund (UTIXX) and the Goldman Sachs Financial Square Funds — Treasury Instruments Fund (FTIXX). Both funds, under normal circumstances, invests their assets exclusively in obligations of the U.S. Treasury, including Treasury bills, bonds and notes and other obligations issued or guaranteed by the U.S. Treasury.
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
For the three and six months ended June 30, 2010 and 2009, the Company had potentially dilutive securities in the form of 48,067,758 warrants, including 8,500,000 sponsors’ warrants issued in a private placement, 7,618,908 warrants from shares restructured into warrants and 31,948,850 warrants issued as part of the units in our initial public offering. In addition, for the three and six months ended June 30, 2010, the Company also had potentially dilutive securities in the form of 200,000 restricted stock units granted to certain members of our board of directors and our president. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
For the three and six months ended June 30, 2010 and 2009, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive.
The statements of operations for the three and six months ended June 30, 2009 includes a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.
4 Stockholders Equity
Preferred Stock
WLBC is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors of WLBC (the “Board of Directors”).
Common Stock
On October 7, 2009, 21,357,987 shares of common stock were redeemed and 7,618,908 shares of common stock were restructured into warrants as a result of the shareholder meeting (Note 1).
At June 30, 2010 and December 31, 2009, there were 48,267,758 shares of common stock reserved for issuance upon exercise of WLBC’s outstanding options and warrants.
Restricted Stock
Pursuant to Letter Agreements dated December 23, 2008 between WLBC and each of its independent directors, Richard A.C. Coles, Michael B. Frankel and Mark Schulhof, and a letter agreement dated as of April 28, 2009 between WLBC and Daniel B. Silvers, WLBC’s President, WLBC granted each independent director and Mr. Silvers 50,000 restricted stock units with respect to shares of WLBC’s common stock, subject to certain terms and conditions. The restricted stock units shall fully vest on the closing date of a business combination. Settlement of vested restricted stock units will occur on the date that is 180 calendar days after the vesting date. Restricted stock units will be settled by delivery of one share of WLBC’s common stock for each restricted stock unit settled. WLBC incurred compensation expense equal to the grant date fair value of the restricted stock units. Based upon the market price of WLBC common shares at grant date, WLBC determined that the grant date fair value of the restricted stock units was $9.25 per unit, $1,850,000 in the aggregate. WLBC recorded compensation expense of $1,850,000 over the estimated vesting period of 266 days. WLBC estimated the vesting period as the number of days from the grant date to the estimated closing date of the business combination. WLBC recorded $631,156 and $1,262,313 in compensation expense for the restricted stock units for the three and six months ended June 30, 2010. The amount is fully expensed as of June 30, 2010.
WLBC will also provide a one-time grant of restricted stock equal to $250,000 divided by the closing price of WLBC’s common stock on the closing date of the Merger to George A. Rosenbaum Jr., WLBC’s Chief Financial Officer, for his future services. In addition, WLBC shall also issue restricted stock with respect to shares of our common stock to William E. Martin, who will become a member of our board of directors and serve as our Chief Executive Officer and as Chief Executive Officer of Service1st. Mr. Martin will be issued restricted shares of WLBC common stock in an amount equal to $1.0 million divided by the closing price of our common stock on the closing date of the Merger in consideration for his future services, subject to the closing of the Merger.

5 Transaction Costs
For the three and six months ended June 30, 2010, WLBC incurred transaction costs relating to the proposed business combination with Service1st in the amount of $738,764 and $1,580,492. Such transaction costs were expensed as professional fees.
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
References to “us”, “we” or “WLBC” refer to Western Liberty Bancorp. The following discussion and analysis of WLBC’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Overview
Upon the consummation of the Merger, we will operate as a “new” Nevada financial institution bank holding company and will conduct our operations through our wholly-owned subsidiary, Service1st.
Post-acquisition, Service1st will provide a full range of traditional community banking services focusing on core commercial business in the form of commercial and commercial real estate lending, small business lending, consumer loans and a broad range of commercial and consumer depository products. Following the consummation of the Merger, we intend to pursue additional acquisitions and to fund the growth of our loan portfolio and deposit base.
We do not expect to present any acquisitions to our stockholders for a vote, except as required under Delaware or other applicable law, or stock exchange rules, including any acquisition of a troubled financial institution as part of a sale by the FDIC or other regulator. If the Merger is not consummated, we do not expect to present alternative acquisition targets to a vote of stockholders, except as required under Delaware or other applicable law, or stock exchange rules. In general, no vote of our stockholders is required under our Second Amended and Restated Certificate of Incorporation or Delaware law to authorize the purchase by us of the assets of another entity (including, for example, assets purchased from a troubled financial institution as part of a sale by the FDIC or other regulator) or to authorize acquisitions effected through a merger in which we are the surviving corporation, each share of our stock outstanding immediately prior to the effectiveness of the merger is an identical share of the surviving corporation, and our authorized unissued shares or treasury shares to be issued or delivered under the relevant merger agreement do not exceed 20% of the shares of our common stock outstanding immediately prior to the effective date of the merger. Such matters could be authorized by our board of directors, which is charged with directing our business and affairs.
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
Results of Operations for the Three Months Ended June 30, 2010
For the three months ended June 30, 2010, we had a net loss of $1,674,712. All of our income was derived from interest income. Our operating expenses for the three months ended June 30, 2010 were $1,676,340 and consisted primarily of expenses related to stock based compensation, insurance costs, legal and accounting professional fees related to pursuing a business combination and due diligence.
Results of Operations for the Six Months Ended June 30, 2010
For the six months ended June 30, 2010, we had a net loss of $3,428,261. All of our income was derived from interest income. Our operating expenses for the six months ended June 30, 2010 were $3,431,873 and consisted primarily of expenses related to stock based compensation, insurance costs, legal and accounting professional fees related to pursuing a business combination and due diligence.
Liquidity and Capital Resources
On October 7, 2009, our stockholders authorized the Continental Stock Transfer & Trust Company, as trustee, (the “Trustee”) to distribute and terminate our trust account immediately following stockholder approval of the Merger. As a result, the Trustee distributed $211,764,441 from our trust account to stockholders who elected to convert their shares into a pro rata portion of the trust account. The Trustee distributed the remaining $105,014,080 to us from the trust account. The funds are available for working capital.
As of June 30, 2010, we had unrestricted cash and cash equivalents of $85,477,134, net of all payments made to underwriters, advisors, consultants in connection with our initial public offering and operations thereafter.
We may apply the cash released to us from the trust account to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses and structuring, negotiating and consummating the Merger. We may also apply the cash released to us for general corporate purposes, including for maintenance or expansion of operations of Service1st, the payment of principal or interest due on indebtedness incurred in consummating the Merger, to fund the purchase of other companies or for working capital.
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

•	legal and accounting fees relating to our SEC reporting obligations (including a proxy / registration statement in connection with a business combination);

•	expenses and fees relating to certain general and administrative services; and

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. We are not and, until such time as we consummate the Merger or another business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
As of August 6, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and the risk factors disclosed in our Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1934, as amended, each filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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

WESTERN LIBERTY BANCORP Date: August 6, 2010
/s/ Jason N. Ader
Name:	Jason N. Ader
Title:	Chief Executive Officer (Principal Executive Officer)

WESTERN LIBERTY BANCORP Date: August 6, 2010
/s/ George A. Rosenbaum Jr.
Name:	George A. Rosenbaum Jr.
Title:	Chief Financial Officer (Principal Accounting and Financial Officer)