Form 10-Q
period 2010-09-30
WESTERN LIBERTY BANCORP
filed 2010-11-09
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33803
WESTERN LIBERTY BANCORP
(Exact name of registrant as specified in its charter)

Delaware	26-0469120
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
8363 W. Sunset Road, Suite 350, Las Vegas, Nevada 89113
(702) 966-7400
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 9, 2010, the registrant had 14,982,224 shares of its common stock, par value $0.0001 per share, outstanding.

WESTERN LIBERTY BANCORP

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WESTERN LIBERTY BANCORP
CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$84,317,971	$87,969,242
Prepaid expenses	551,360	551,198

	$84,869,331	$88,520,440

Liabilities and Stockholders’ Equity

Liabilities
Accrued expenses	$379,031	$628,493

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,959,169 issued and outstanding	1,096	1,096
Additional paid-in capital	103,142,784	103,730,471
Accumulated deficit	(18,653,580)	(15,839,620)

	84,490,300	87,891,947

	$84,869,331	$88,520,440

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue	$—	$—	$—	$—

Operating expenses
General and administrative expenses	1,237,192	4,969,837	3,406,752	8,267,056
Stock based compensation	(1,850,000)	93,750	(587,687)	281,249

Income/(Loss) from operations	612,808	(5,063,587)	(2,819,065)	(8,548,305)

Interest income	1,493	5,925	5,105	87,109

Net income (loss)	$614,301	$(5,057,662)	$(2,813,960)	$(8,461,196)

Earnings per share

Net income (loss)	$614,301	$(5,057,662)	$(2,813,960)	$(8,461,196)

Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	(95,847)	—	(95,847)

Net income (loss) attributable to common stockholders	$614,301	$(5,153,509)	$(2,813,960)	$(8,557,043)

Weighted average number of common shares subject to possible conversion outstanding		9,584,654		9,584,654

Earnings per share common shares subject to possible conversion		$0.01		$0.01

Weighted average number of common shares outstanding — basic	10,959,169	39,936,064	10,959,169	39,936,064

Weighted average number of common shares outstanding — diluted	59,226,927	39,936,064	10,959,169	39,936,064

Basic income (loss) per common share	$0.06	$(0.13)	$(0.26)	$(0.21)

Diluted income (loss) per common share	$0.01	$(0.13)	$(0.26)	$(0.21)

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	Common Stock		Additional
	Shares	Amount	paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2009	10,959,169	$1,096	$103,730,471	$(15,839,620)	$87,891,947
Stock based compensation	—	—	(587,687)	—	(587,687)
Net loss	—	—	—	(2,813,960)	(2,813,960)

Balance at September 30, 2010	10,959,169	$1,096	$103,142,784	$(18,653,580)	$84,490,300

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flow from operating activities
Net loss	$(2,813,960)	$(8,461,196)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Stock based compensation	(587,687)	281,249
Interest earned on cash held in trust	—	(84,589)
Changes in operating assets and liabilities
Prepaid expenses	(162)	225,450
Accrued expenses	(249,462)	6,638,996

Net cash used in operating activities	(3,651,271)	(1,400,090)

Net decrease in cash and equivalents	(3,651,271)	(1,400,090)
Cash and cash equivalents, beginning of period	87,969,242	1,445,882

Cash and cash equivalents, end of period	$84,317,971	$45,792

The accompanying notes are an integral part of these condensed financial statements.

WESTERN LIBERTY BANCORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Interim Financial Information
These unaudited condensed financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2009, which are included in Western Liberty Bancorp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Note 2 Organization and Business Operations
General
Western Liberty Bancorp (“WLBC,” the “Company,” “us” or “we”) was formerly known as “Global Consumer Acquisition Corp.” and was a special purpose acquisition company, formed under the laws of Delaware on June 28, 2007, to consummate an acquisition, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 7, 2009, our stockholders, at a special meeting of the stockholders (the “Special Meeting”), approved our initial acquisition of 1st Commerce Bank, a Nevada-chartered non-member bank (such acquisition was subsequently terminated by mutual agreement of the parties), along with certain amendments to our Amended and Restated Certificate of Incorporation removing certain provisions specific to special purpose acquisition companies, changing our name to “Western Liberty Bancorp” and authorizing the distribution and termination of our trust account. Effective October 7, 2009, the Company began its business operations and exited its development stage.
Stockholder Approval to Become Western Liberty Bancorp
On October 7, 2009, WLBC’s stockholders approved certain proposals to amend its Amended and Restated Certificate of Incorporation (the “COI Amendments”) and its existing Investment Management Trust Agreement and the acquisition of 1st Commerce Bank at the Special Meeting.
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

•	removed the requirement that only holders of Public Shares who voted against WLBC’s initial business combination could covert their Public Shares into cash;
•	changed WLBC’s name from “Global Consumer Acquisition Corp.” to “Western Liberty Bancorp”;
•	changed WLBC’s corporate existence to perpetual, so WLBC would not be required to liquidate on November 27, 2009;
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

Service1st Acquisition
On October 28, 2010, WLBC consummated its acquisition (the “Acquisition”) of Service1st Bank of Nevada, a Nevada-chartered non-member bank (“Service1st”) pursuant to a Merger Agreement (the “Merger Agreement”), dated as of November 6, 2009, as amended by a First Amendment to the Merger Agreement, dated as of June 21, 2010 (“Amendment No. 1” and, together with the Merger Agreement, the “Amended Merger Agreement”), each among WL-S1 Interim Bank, a Nevada corporation and wholly-owned subsidiary of WLBC (“Acquisition Sub”), Service1st and Curtis W. Anderson, as representative of the former stockholders of Service1st. Pursuant to the Amended Merger Agreement, Acquisition Sub merged with and into Service1st, with Service1st being the surviving entity and becoming WLBC’s wholly-owned subsidiary. WLBC previously received the requisite approvals of certain bank regulatory authorities to complete the Acquisition to become a bank holding company.
The former stockholders of Service1st received approximately 2,370,878 shares of Common Stock in exchange for all of the outstanding shares of capital stock of Service1st (the “Base Acquisition Consideration”). In addition, the holders of Service1st’s outstanding options and warrants now hold options and warrants of similar tenor to purchase up to 289,808 shares of Common Stock.
In addition to the Base Acquisition Consideration, each of the former stockholders of Service1st may be entitled to receive additional consideration (the “Contingent Acquisition Consideration”), payable in Common Stock, if at any time within the first two years after the consummation of the Acquisition, the closing price per share of the Common Stock exceeds $12.75 for 30 consecutive days. The Contingent Acquisition Consideration would be equal to 20% of the tangible book value of Service1st at the close of business on the last day of the calendar month immediately before the calendar month in which the final regulatory approval necessary for the completion of the Acquisition was obtained. The total number of shares of our common stock issuable to the former Service1st stockholders would be determined by dividing the Contingent Acquisition Consideration by the average of the daily closing price of the Common Stock on the first 30 trading days on which the closing price of the Common Stock exceeded $12.75.
At the close of business on October 28, 2010, WLBC was a new Nevada financial institution bank holding company by consummating the acquisition of Service1st and conducting operations through Service1st. In conjunction with the transaction, WLBC infused $25 million of capital onto the balance sheet of Service1st. On October 29, 2010, the common shares of WLBC began trading on the Nasdaq Global Market, under the ticker symbol WLBC.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On October 20, 2009, WLBC received notice from the staff of the NYSE Amex (the “Exchange”) indicating that the Exchange believes that WLBC no longer complied with the Exchange’s continued listing standards due to the amendments to the Certificate of Incorporation approved at WLBC’s stockholder meeting on October 7, 2009 and an insufficient number of public shareholders of WLBC’s common stock, as set forth in Section 1003(c) of the Exchange’s Company Guide, and that its securities were, therefore, subject to being delisted from the Exchange. The Company appealed this determination and was granted the right to a hearing before a committee of the NYSE Amex on February 11, 2010. On February 17, 2010, the Listed Qualification Panel of the NYSE Amex’s Committee on Securities (the “Panel”) affirmed the determination by the staff (the “Staff”) of the Exchange to delist the securities of WLBC from the Exchange. In the Panel’s notice to WLBC, it advised WLBC that the Exchange expected to suspend trading in WLBC’s securities as soon as practicable. On February 22, 2010, the Staff advised WLBC that the Exchange would be suspending WLBC’s securities from trading, effective at the open of business on Thursday, February 25, 2010. In the interim, WLBC filed an application with the Financial Industry Regulation Authority (“FINRA”) to allow its securities to quote on the Over the Counter Bulletin Board (the “OTCBB”). Trading in WLBC’s securities was suspended at the open of business on Thursday, February 25, 2010. Concurrently, however, WLBC’s securities were cleared for quotation on the OTCBB, effective at the open of business on Thursday, February 25, 2010. WLBC expects to be listed on a national exchange upon closing of the previously announced Services1st Bank of Nevada acquisition. As previously noted, WLBC common stock began trading on the Nasdaq Global Market, under the ticker symbol WLBC, on October 29, 2010.

Warrant Restructuring
In order to assist WLBC in gaining the requisite approval of certain bank regulatory authorities in connection with the Acquisition, on September 23, 2010, WLBC entered into a Letter Agreement (the “Warrant Restructuring Letter Agreement”) with certain warrant holders who represented to WLBC that they collectively hold at least a majority of its outstanding warrants (the “Consenting Warrant Holders”) confirming the basis and terms upon which the parties have agreed to amend the Amended and restated Warrant Agreement, dated as of July 20, 2009, as amended by the Amendment No. 1, dated as of October 9, 2009, each between WLBC and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”) (as amended, the “Warrant Agreement”), previously filed with the Securities and Exchange Commission (the “SEC”). The Warrant Restructuring Letter Agreement serves as the consent and approval of each of the Consenting Warrant Holders to amend and restate the Warrant Agreement.
Pursuant to the Warrant Restructuring Letter Agreement, the Warrant Agreement shall be amended where applicable to provide for the automatic exercise of all of the outstanding warrants of WLBC (the “Warrants”) into one thirty-second (1/32) of one share of WLBC’s common stock, par value $0.0001 (“Common Stock”), which shall occur concurrently with the consummation of the Acquisition (the “Automatic Exercise Date,” or October 28, 2010). Any Warrants that would entitle a holder of such Warrants to a fractional share of Common Stock after taking into account the automatic exercise of the remainder of such holder’s Warrants into full shares of Common Stock shall be cancelled on the Automatic Exercise Date. As of October 27, 2010, there were 48,067,758 Warrants outstanding, each exercisable for one share of Common Stock, which were automatically converted into 1,502,117 shares of Common Stock on October 28, 2010. As a result of the foregoing, there are no Warrants outstanding after October 28, 2010. WLBC also paid a consent fee to the holders of Warrants in an amount equal to $0.06 per Warrant on the Automatic Exercise Date, regardless of whether such holders were party to the Warrant Restructuring Letter Agreement, for a total of $2,844,065.
WLBC has agreed to file a registration statement with the SEC for the registration under the Securities Exchange Act of 1933, as amended, of the shares of Common Stock issuable upon exercise of the Warrants. If such registration statement is not filed within 30 days of the Automatic Exercise Date, WLBC shall make a payment to each holder of Common Stock issued upon exercise of the Warrants in an amount equal to $0.12 per share of Common Stock issuable upon exercise of the Warrants held by such holder. WLBC further agreed to make an additional payment in an amount equal to $0.18 per share of Common Stock issuable upon exercise of the Warrants held by such holder if the registration statement has not been declared effective by the SEC within 180 days of the Automatic Exercise Date.
WLBC filed a Schedule 14C Information Statement on October 7, 2010, in connection with the warrant restructuring. The activities necessary to complete the Warrant Restructuring were commenced by WLBC in conjunction with the closing of the Acquisition on October 28, 2010.
Note 3 Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
WLBC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
At September 30, 2010, financial instruments that potentially expose WLBC to credit risk consisted of cash and cash equivalents. WLBC maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $250,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. WLBC has not experienced losses on these accounts and management believes WLBC is not exposed to significant risks on such accounts.
As of September 30, 2010, approximately $84,004,833 of the Company’s cash and cash equivalents were invested in the Federated U.S. Treasury Cash Reserve Fund (UTIXX) and the Goldman Sachs Financial Square Funds — Treasury Instruments Fund (FTIXX). Both funds, under normal circumstances, invests their assets exclusively in obligations of the U.S. Treasury, including Treasury bills, bonds and notes and other obligations issued or guaranteed by the U.S. Treasury.

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
For the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive. The following table depicts the detailed computation of basic and diluted earnings per share for the respective periods.

	Three Month ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Net income (loss) available to common stockholders	$614,301	$(5,153,509)	$(2,813,960)	$(8,557,043)
Denominator:
Weighted-average common shares outstanding	10,959,169	39,936,064	10,959,169	39,936,064
Dilutive effects of warrants and Restricted Stock Units	48,267,758	—	—	—

Weighted-average common shares outstanding, assuming dilution	59,226,927	39,936,064	10,959,169	39,936,064

Net income (loss) per share
Basic	$0.06	$(0.13)	$(0.26)	$(0.21)

Diluted	$0.01

For the three and nine months ended September 30, 2010 and 2009, the Company had potentially dilutive securities in the form of 48,067,758 warrants, including 8,500,000 sponsors’ warrants issued in a private placement, 7,618,908 warrants from shares restructured into warrants and 31,948,850 warrants issued as part of the units in our initial public offering. In addition, for the three and nine months ended September 30, 2010, the Company also had potentially dilutive securities in the form of 200,000 restricted stock units granted to certain members of our board of directors and our president, as discussed further below under “Restricted Stock”. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.
The statements of operations for the three and nine months ended September 30, 2009 includes a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two class method of income (loss) per common share. Basic and diluted income per common share amount for the maximum number of common shares subject to possible redemption is calculated by dividing the net interest attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted income per share amount for the common shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of common shares not subject to possible redemption.
Note 4 Stockholders Equity
Preferred Stock
WLBC is authorized to issue 1,000,000 shares of blank check preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors of WLBC (the “Board of Directors”).
Common Stock
On October 7, 2009, 21,357,987 shares of common stock were redeemed and 7,618,908 shares of common stock were restructured into warrants as a result of the shareholder meeting (See Note 1).
At September 30, 2010 and December 31, 2009, there were 48,267,758 shares of common stock reserved for issuance upon exercise of WLBC’s outstanding options and warrants.
Restricted Stock
Pursuant to letter agreements dated December 23, 2008 between WLBC and each of its independent directors, Richard A.C. Coles, Michael B. Frankel and Mark Schulhof, and a letter agreement dated as of April 28, 2009 between WLBC and Daniel B. Silvers, WLBC’s President, WLBC granted each independent director and Mr. Silvers 50,000 restricted stock units with respect to shares of WLBC’s common stock, subject to certain terms and conditions. WLBC incurred compensation expense equal to the grant date fair value of the restricted stock units. Based upon the market price of WLBC common shares at grant date, WLBC determined that the grant date fair value of the restricted stock units was $9.25 per unit, $1,850,000 in the aggregate. WLBC recorded compensation expense of $1,850,000 over the estimated vesting period of 266 days. WLBC estimated the vesting period as the number of days from the grant date to the estimated closing date of the business combination. On completion of the acquisition of Service1st, the requirements of the aforementioned letter agreements were not satisfied, so that the restricted stock units did not, and now cannot, vest according to their terms. Management made this determination on September 30, 2010 upon receipt of the final approval from the applicable regulatory agencies.  As a result of this determination, WLBC reversed the stock compensation expense ($1,850,000) previously recorded for the 200,000 restricted stock units described above.

WLBC also provided a one-time grant of restricted stock equal to $250,000 divided by the closing price of WLBC’s common stock on the closing date of the Acquisition to George A. Rosenbaum Jr., WLBC’s Chief Financial Officer, for his future services. In addition, WLBC also issued restricted stock with respect to shares of our common stock to William E. Martin, who became a member of our board of directors and serves as our Chief Executive Officer and as Chief Executive Officer of Service1st. Mr. Martin was issued restricted shares of WLBC common stock equal to $1.0 million divided by the closing price of our common stock on the closing date of the Acquisition in consideration for his future services. Mr. Rosenbaum and Mr. Martin were granted 38,820 and 155,280 shares of restricted stock, respectively, on October 28, 2010, vesting over a five year term. Annual expense associated with these grants is estimated to be approximately $250,000 per year, for the five year term.
On October 28, 2010, WLBC and each of Jason N. Ader, Daniel B. Silvers, Andrew P. Nelson, Michael Tew and Laura Conover-Ferchak entered into Letter Agreements (the “Letter Agreements”), pursuant to which each of the foregoing individuals received a grant of restricted stock units of WLBC (the “Restricted Stock Units”). Mr. Ader, a current director and the former Chairman and Chief Executive Officer of WLBC, received 50,000 Restricted Stock Units; Mr. Silvers, WLBC’s former President, received 100,000 Restricted Stock Units; Mr. Nelson, a former director of WLBC, received 25,000 Restricted Stock Units; Mr. Tew, an outside consultant to WLBC, received 20,000 Restricted Stock Units; and Mrs. Conover-Ferchak, an outside consultant to WLBC, received 5,000 Restricted Stock Units. Each Restricted Stock Unit is immediately and fully vested and shall be settled for one share of common stock, par value $0.0001, of WLBC on the earlier to occur of (i) a Change of Control Event (as such term is defined in the Letter Agreements) and (ii) October 28, 2013 (the “Settlement Date”). Any cash dividends paid with respect to the shares of Common Stock covered by the Restricted Stock Units prior to the Settlement Date shall be credited to a dividend book entry account as if the shares of Common Stock had been issued, provided that such cash dividends shall not be deemed to be reinvested in shares of Common Stock and will be held uninvested and without interest and shall be paid in cash on the Settlement Date. Any stock dividends paid with respect to the shares of Common Stock covered by the Restricted Stock Units prior to the Settlement Date shall be credited to a dividend book entry account as if shares of Common Stock had been issued, provided that such dividends shall be paid on the Settlement Date. These grants were recorded as of October 28, 2010 and resulted in recording expenses of approximately $1,288,000.
Furthermore, in consideration of their substantial service to and support of WLBC during the period in which WLBC sought the requisite regulatory approval to become a bank holding company in connection with the Acquisition, WLBC made a one-time grant of 50,000 shares of Common Stock to each of Michael Frankel, the current Chairman of the Board of Directors of WLBC, Richard A.C. Coles, a current member of the Board of Directors and Mark Schulhof, a former member of the Board of Directors. The issuances of Restricted Stock Units and Common Stock were made in reliance upon an available exemption from registration under the Securities Act. These grants were recorded as of October 28, 2010 and resulted in recording expenses of approximately $966,000.
Note 5 Transaction Costs
For the three and nine months ended September 30, 2010, WLBC incurred transaction costs relating to the proposed business combination with Service1st in the amount of $944,482 and $2,524,974. Such transaction costs were expensed as professional fees.
In addition, on October 28, 2010, in consideration of their substantial service to and support of WLBC during the period in which WLBC sought the requisite regulatory approval to become a bank holding company in connection with the Acquisition, WLBC made a one-time payment of $200,000, $450,000, $50,000 and $50,000 to each of Jason N. Ader, Daniel B. Silvers, Michael B. Frankel and Andrew Nelson, respectively.

Note 6 Commitments and Contingencies
There is no material litigation currently pending against WLBC or any members of its management team in their capacity as such.
Note 7 Indemnifications
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

Note 8. Unaudited Pro Forma Condensed Combined Financial Data
As previously discussed on October 28, 2010, WLBC consummated its transaction with Service1st. The pro forma condensed combined financial statements reflect the accounting for the transaction under the acquisition method, as such the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of the purchase price acquired over the estimated fair value of the identifiable net assets recorded as goodwill. WLBC is in the process of obtaining third party valuation for the assets acquired and liabilities assumed, and will refine fair value estimates when the valuation is completed using the balances as of the closing date, October 28, 2010
The following is an estimate of the purchase price allocation for Service1st, using September 30, 2010 and prior estimates of fair value as (in thousands):

Fair value of WLBC common stock consideration exchanged with Service1st Bank common stock	$15,268
Fair value of WLBC common stock contingent consideration exchanged with Service1st Bank common stock	4,358
Allocated to:
Historical book value of Service1st Bank’s assets and liabilities	19,777
To adjust Service1st Bank’s assets and liabilities to fair value:
Securities, held to maturity	276
Loans	(5,064)
Other Real Estate Owned	(300)
Time Deposits	(184)
Core Deposit Intangible	4,352

Total allocation of purchase price	18,857

Excess of purchase price over allocation to identifiable assets and liabilities	$769

The following pro forma condensed combined financial statements are not necessarily indicative of the results of operations that would have been achieved had the Acquisition actually taken place at the dates indicated and do not purport to be indicative of future financial condition or operating results.

Unaudited Pro Forma Condensed Combined Balance Sheet
As of September 30, 2010

	Historical		Combined	Pro Forma		Combined
	WLBC	Service 1st	Historical	Adjustments		Pro Forma
	(In thousands)
ASSETS
Cash and cash equivalents	$84,318	$27,825	$112,143	$(1,000	)H	$108,259
	—	—	—	(2,884	)K
Certificates of deposit	—	32,174	32,174	—		32,174
Investment securities — AFS	—	3,899	3,899	—		3,899
Investment securities — HTM	—	7,584	7,584	276	D	7,860
Loans	—	120,855	120,855	(12,085	)D	108,770
Allowance for loan losses	—	(7,021)	(7,021)	7,021	D	—
Premises and equipment, net	—	1,321	1,321	—		1,321
Other real estate owned	—	3,019	3,019	(300	)E	2,719
Core deposit intangible	—	—	—	4,352	C	4,352
Goodwill	—	—	—	769	A	769
Accrued interest receivable and other assets	551	3,534	4,085	—		4,085

TOTAL ASSETS	$84,869	$193,190	$278,059	$(3,851)		$274,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$—	$75,026	$75,026	—		$75,026
Interest bearing non-time deposits	—	60,076	60,076	—		60,076
Time Deposits	—	36,773	36,773	184	D	36,957

Total deposits	—	171,875	171,875	184		172,059
Accrued interest on deposits and other liabilities	379	1,538	1,917	4,358	J	6,275

Total liabilities	379	173,413	173,792	4,542		178,334
STOCKHOLDERS’ EQUITY:
Common stock	1	1	2	(1	)B	1
Additional paid-in capital	103,143	52,616	155,759	(52,616	)B	117,969
	—	—	—	2,442	G
	—	—	—	19,626	A
	—	—	—	(4,358	)J
	—	—	—	(2,884	)K	—
Retained-earnings deficit	(18,654)	(32,065)	(50,719)	32,065	B	(22,096)
	—	—	—	(2,442	)G
	—	—	—	(1,000	)H
Treasury stock	—	(775)	(775)	775	B	—

Total stockholders’ equity	84,490	19,777	104,267	(8,393)		95,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,869	$193,190	$278,059	$(3,851)		$274,208

See accompanying notes to the unaudited pro forma condensed combined financial statements.

WESTERN LIBERTY BANCORP
Unaudited Pro Forma Condensed Combined Statement of Operations
For the Nine Months Ended September 30, 2010

	Historical		Combined	Pro Forma		Combined
	WLBC	Service1st	Historical	Adjustments		Pro Forma
	(In thousands, except per share data)
Interest Income	$5	$6,116	$6,121	$(55)	D	$6,309
				243	D
Interest Expense	—	1,083	1,083	—		1,083

Net interest income	5	5,033	5,038	188		5,226
Provision for loan losses	—	3,938	3,938	—		3,938

Net interest income after provision for loan losses	5	1,095	1,100	188		1,288

Noninterest income	—	466	466	—		466
Noninterest expense	2,819	6,920	9,739	534	C	10,461

				188	G

Loss before federal income tax benefit	(2,814)	(5,359)	(8,173)	(534)		(8,707)
Federal income tax benefit	—	—	—	—	I	—
NET LOSS	$(2,814)	$(5,359)	$(8,173)	$(534)		$(8,707)

Pro forma net income (loss) attributable to common stock	$(2,814)	$(5,359)	$(8,173)	$(534)		$(8,707)
Pro forma net loss per common share — Basic	$(0.26)	$(107.59)				$(0.54)
Pro forma net loss per common share — Diluted(1)	$(0.26)	$(107.59)				$(0.54)
Weighted Average Number of Share Outstanding — Basic(1)	10,959,169	49,811				16,007,936
Weighted Average Number of Share Outstanding — Diluted(1)	10,959,169	49,811				16,007,936

(1)
When an entity has a net loss from continuing operations the inclusion of potential common shares in the computation of diluted per-share amounts is prohibited. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for all periods presented. This pro forma presentation assumes the transaction occurred on January 1, 2009.

See accompanying notes to the unaudited pro forma condensed combined financial statements.

WESTERN LIBERTY BANCORP
Unaudited Pro Forma Condensed Combined Statement of Operations
For the Nine Months Ended September 30, 2009

	Historical		Combined	Pro Forma		Combined
	WLBC	Service1st	Historical	Adjustments		Pro Forma
	(In thousands, except per share data)
Interest Income	$87	$6,751	$6,838	$(166)	D	$6,915
				243	D
Interest Expense	—	2,118	2,118	(138)	D	1,980

Net interest income	87	4,633	4,720	215		4,935
Provision for loan losses	—	4,391	4,391	—		4,391

Net interest income after provision for loan losses	87	242	329	215		544

Noninterest income	—	385	385	—		385
Noninterest expense	8,548	5,651	14,199	593	C	17,234

				2,442	G

Loss before federal income tax benefit	(8,461)	(5,024)	(13,485)	(2,820)		(16,305)
Federal income tax benefit	—	—	—	—	I	—
NET LOSS	$(8,461)	$(5,024)	$(13,485)	$(2,820)		$(16,305)

Pro forma net income (loss) attributable to common stock	$(8,461)	$(5,024)	$(13,485)	$(2,820)		$(16,305)
Pro forma net loss per common share — Basic	$(0.21)	$(98.92)				$(0.36)
Pro forma net loss per common share — Diluted(1)	$(0.21)	$(98.92)				$(0.36)
Weighted Average Number of Share Outstanding — Basic(1)	39,936,064	50,789				45,031,509
Weighted Average Number of Share Outstanding — Diluted(1)	39,936,064	50,789				45,031,509
DS

(1)
When an entity has a net loss from continuing operations the inclusion of potential common shares in the computation of diluted per-share amounts is prohibited. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for all periods presented. This pro forma presentation assumes the transaction occurred on January 1, 2009.

See accompanying notes to the unaudited pro forma condensed combined financial statements.

A)
WLBC issued 2,370,878 shares of common stock based on a price of $8.00 per share to exchange for all of the shares of Service1st Bank. Under the terms of the Merger Agreement, WLBC stock has a floor of $8.00 and a ceiling of $9.78 for computing the daily volume weighted average price. For purposes of this pro forma presentation, the fair value of merger consideration shares is approximately $15,268,000 or $6.44 per share based on the closing price of WLBC on October 28, 2010. All other share value components will be calculated using the closing price of $6.44 per share. The total amount of Base Acquisition Consideration for calculation of the number of shares to be issued as of September 30, 2010 is $18,967,000. The Base Acquisition Consideration is based upon a formula detailed in the Merger Agreement, section 3.2. In addition, this section describes the computation of Contingent Acquisition Consideration. In general, the Contingent Acquisition Consideration is calculated as 20% of the tangible book value of Service1st as of the Valuation Date (as defined herein). Using the September 30, 2010 tangible book value of Service1st, the Contingent Acquisition Consideration would be approximately $4,358,000. The Contingent Acquisition Consideration is payable if at any time during the first two years after the Effective Time and WLBC’s common stock closes at a price in excess of $12.75 per share for thirty (30) consecutive trading days. For purposes of this disclosure, the Contingent Acquisition Consideration will be calculated at $12.75 per share to assume maximum dilution of the Contingent Acquisition Consideration. The fair value of the Contingent Acquisition Consideration will be recorded as a liability until the trigger event is met and the shares are issued. The Contingent Acquisition Consideration shall be remeasured to fair value at each reporting date until the contingency is resolved with the changes in fair value recognized in earnings.

B)	Reflects the elimination of Service1st Bank’s historical net equity of approximately $19.8 million as a result of the acquisition.

C)	Reflects the pro forma impact of the core deposit intangible assets of Service1st Bank. The preliminary fair value adjustment and related amortization is as follows (in thousands):

Core Deposit
Intangible
Fair Value Adjustment	$4,352
Amortization Period	10 yrs
Amortization:
For the nine months ended September 30, 2010	$534
For the nine months ended September 30, 2009	$593
The core deposit intangible asset will be amortized using the sum-of-the-years digits method.

D)	Reflects the pro forma impact of the Purchase Accounting Adjustments (“PAA”) on the assets and liabilities of Service1st Bank.

For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk including consideration of widening credit spreads. A $974,000 fair value adjustment was due to fixed rate loans related to the acquisition. The fair value was based on discounted cash flows using current market rates applied to the estimated life and credit risk including consideration of widening credit spreads for performing loans. This fair value adjustment will be accreted to income over a weighted average life of 3.0 years. The preliminary fair value adjustment and related amortization is as follows:

	Held to
	Maturity		Time
	Investments	Loans	Deposits
	($ in 000’s)
Fair Value Adjustment	$276	$(974)	$184
Amortization Period	1.3 yrs	3.0 yrs	1.0 yr
Amortization (Accretion):
Method (level yield)
For the nine months ended September 30, 2010	$(55)	$243	$—
For the nine months ended September 30, 2009	(166)	$243	$(138)

In addition to the interest rate differential adjustment on performing credits of $974,000, an additional discount of approximately $11,111,000 is applied to the gross loan balance. This additional discount is related to the removal of the original valuation allowance for loans and approximates the present value of expected cash flows on certain loans which have shown evidence of credit deterioration since origination. Purchased loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses of approximately $7,021,000. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

E)
A fair market adjustment in the amount of $300,000 is recorded to adjust the carrying value of two pieces of other real estate owned for disposition costs, adverse market conditions and expedited disposition.

F)
Pro forma earnings per share (EPS), basic and diluted, are based on the following calculations of the number of shares of common stock. Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Contingent Acquisition Consideration shares will be issued at the 30 day average above $12.75 per share and are reflected as issued and outstanding using a price of $12.75 per share in the below table.

September 30, 2010
Basic and diluted shares:
WLBC shares outstanding	10,959,169
Shares issued to exchange with Service1st stockholders	2,370,878
Shares issued as Contingent Acquisition Consideration to Service1st stockholders	341,804
Restricted stock units granted to directors, officers and consultants	200,000
Restricted shares issued to CFO per employment agreement	38,820
Restricted shares issued to CEO per employment agreement	155,280
Common stock issued to a director and former directors	150,000
Common stock issued in conjunction with the warrant conversion	1,502,177
Common stock options and warrants exchanged with Service1st holders	289,808

16,007,936

G)
Reflects the pro forma adjustment to Non-Interest Expense, representing the Employment Contract the Company has entered into with the CFO. As approved at the October 7, 2009 stockholder meeting, the CFO will receive a one-time grant of restricted stock equal to $250,000, divided by the closing price of our common stock on the Effective Date. In addition, the CEO will receive a one-time grant of restricted stock equal to $1,000,000, divided by the closing price of our common stock on the Effective Date. The restricted stock will vest 20% on each of the first, second, third, fourth and fifth anniversaries of the Effective Date. The total grant consideration of $1,250,000 for the one-time grants of restricted stock is considered in common stock outstanding based on the stock price of $6.44 resulting in 194,100 shares outstanding disclosed in Note F. As previously discussed in Note 4 to the Condensed Financial Statements (unaudited), the Company awarded 200,000 restricted stock units and 150,000 shares of common stock to certain directors, officers, and consultants in consideration of their substantial service to and in support of WLBC during the period in which WLBC sought regulatory approval to become a bank holding company. As a result of these awards, for past services, the Company recorded stock compensation expense of $2,254,000 as of October 28, 2010 based on the closing stock price. The stock price is based on the October 28, 2010 closing price.

Our Board of Directors has approved the award of up to 1,500,000 shares of restricted stock in connection with the Acquisition, which we expect to be awarded to certain members of our management and our consultants, in connection with the Acquisition. As soon as practicable after the closing of the Acquisition, the Compensation Committee will meet to determine which members of our management and our consultants will receive equity grants and the allocation of such grants. As such, the shares have not been included in the pro forma financial statements.

H)
Reflects the estimated payment of $1.0 million of fees yet to be incurred prior to the closing of the transaction. The fees are non-recurring items directly attributable to the closing of the transaction and are not expected to have a continuing impact on operations and therefore are not included in the Unaudited Pro Forma Statement of Operations.

I)
No tax provision or deferred taxes are reflected in the pro forma acquisition adjustments due to the net operating losses previously incurred by Service1st Bank and the uncertainty of realization of deferred taxes in future periods.

J)	Reflects the maximum estimated amount for the contingent consideration. The fair value of the contingent consideration has not been determined as of this filing date.

K)
The conversion of the Company’s warrants took place with the transaction closing on October 28, 2010. The Company paid a consent fee of $0.06, and one thirty-second (1/32) of one share of WLBC common stock for each warrant. This resulted in the issuance of 1,502,117 shares of common stock and disbursement of $2,844,065.

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
Overview
We are a “new” Nevada financial institution bank holding company and conduct our operations through our wholly-owned subsidiary, Service1st.
Service1st provides a full range of traditional community banking services focusing on core commercial business in the form of commercial and commercial real estate lending, small business lending, consumer loans and a broad range of commercial and consumer depository products. We intend to pursue additional acquisitions and to fund the growth of our loan portfolio and deposit base, as and when appropriate, subject to advance regulatory approval.
Contractual Obligations, Commitments and Contingencies
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
Results of Operations for the Three Months Ended September 30, 2010 and 2009
For the three months ended September 30, 2010, the Company had net income of $614,301 compared to a net loss of $5,057,662 for the same period in 2009. Our general and administrative expenses for the three months ended September 30, 2010 and 2009 were $1,237,192 and $4,969,837, respectively, and consisted primarily of expenses related to insurance costs, legal and accounting professional fees related to pursuing a business combination and due diligence. In September 2010, the Company reversed $1,850,000 of stock based compensation expense previously recorded. This is more fully discussed in Note 4.
Results of Operations for the Nine Months Ended September 30, 2010 and 2009
For the nine months ended September 30, 2010, the Company had a net loss of $2,813,960 compared to a net loss of $8,557,043 for the same period in 2009. Our general and administrative expenses for the nine months ended September 30, 2010 and 2009 were $3,406,752 and $8,267,056, respectively, and consisted primarily of expenses related to insurance costs, legal and accounting professional fees related to pursuing a business combination and due diligence. In September 2010, the Company reversed $1,850,000 of stock based compensation expense previously recorded. On completion of the acquisition of Service1st, the requirements of the aforementioned letter agreements were not satisfied, so that the restricted stock units did not, and now cannot, vest according to their terms. Management made this determination on September 30, 2010 upon receipt of the final approval from the applicable regulatory agencies.  As a result of this determination, WLBC reversed the stock compensation expense ($1,850,000) previously recorded for the 200,000 restricted stock units described above.

Liquidity and Capital Resources
On November 27, 2007, we consummated our initial public offering of 31,948,850 units and consummated a private placement of 8,500,000 warrants. A total of $314,158,960 of the net proceeds from the transactions, including $9,584,655 of deferred underwriting discount, were deposited into the trust account established for the benefit of our public stockholders.
On October 7, 2009, our stockholders authorized the Continental Stock Transfer & Trust Company, as trustee, (the “Trustee”) to distribute and terminate our trust account immediately following stockholder approval of the Acquisition. As a result, the Trustee distributed $211,764,441 from our trust account to stockholders who elected to convert their shares into a pro rata portion of the trust account. The Trustee distributed the remaining balance to us from the trust account.
As of September 30, 2010, we had total assets of $84,869,331, including unrestricted cash and cash equivalents of $84,317,971, net of all payments made to underwriters, advisors, consultants in connection with our initial public offering and operations thereafter.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Until such time as we consummated the Acquisition, we had not been exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. Given our limited risk in our exposure to government securities and money market funds, we did not view the interest rate risk to be significant. On October 28, 2010, WLBC completed the acquisition of Service1st. Management of WLBC reviewed the interest rate risk identified by Service1st which is deemed to be “low to moderate” on a pre-acquisition basis. On a post-acquisition basis, the risk was deemed not material given the consolidated capital position of WLBC.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
As of November 9, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the restructuring of the Warrants, WLBC has agreed to file a registration statement with the SEC for the registration under the Securities Act of the shares of Common Stock issued upon exercise of Private Warrants. If such registration statement is not filed within 30 days of such exercise, or October 28, 2010, WLBC shall make a payment to each holder of Common Shares issued upon exercise of the Private Warrants in an amount equal to $0.12 per share of Common Stock issued upon exercise of the Private Warrants held by such holder. WLBC further agreed to make an additional payment in an amount equal to $0.18 per share of Common Stock issuable upon exercise of the Private Warrants held by such holder if the registration statement has not been declared effective by the SEC within 180 days of the exercise of the Private Warrants. (See Note 2, Warrant Restructuring).
Additionally, WLBC issued Restricted Stock Units to each of Messrs. Ader, Silvers, Nelson and Tew and to Mrs. Conover — Ferchak, and 50,000 shares of Common Stock to each of Michael Frankel, Richard A.C. Coles and Mark Schulhof (See Note 4, Restricted Stock).
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

WESTERN LIBERTY BANCORP Date: November 9, 2010
/s/ William E. Martin
Name:	William E. Martin
Title:	Chief Executive Officer (Principal Executive Officer)

WESTERN LIBERTY BANCORP Date: November 9, 2010
/s/ George A. Rosenbaum Jr.
Name:	George A. Rosenbaum Jr.
Title:	Chief Financial Officer (Principal Accounting and Financial Officer)