Form 10-K
period 2010-12-31
WESTERN LIBERTY BANCORP
filed 2011-03-31
CIK 1406251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33803
WESTERN LIBERTY BANCORP
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	26-0469120 (I.R.S. Employer Identification No.)

8363 W. Sunset Road, Suite 350 Las Vegas, Nevada (Address of principal executive offices)	89113 (Zip code)

Registrant’s telephone number, including area code:
(702) 966-7400

Securities registered pursuant to section 12(b) of the Act:
Common Stock, $0.0001 Par Value Per Share

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $32,172,566 aggregate market value based on the closing price of $7.55 on June 30, 2010. Shares held as of June 30, 2010 by directors, executive officers, and owners of 10% or more of the registrant’s common equity are excluded from the calculation of aggregate market value of common equity held by non-affiliates, but the exclusion of their shares is not and shall not be deemed to be an admission that these holders are or were affiliates.

As of March 30, 2011, there were 15,088,023 shares of common stock outstanding of the registrant.

WESTERN LIBERTY BANCORP
FORM 10-K

PART I

Item 1 —	Business

Western Liberty Bancorp

Western Liberty Bancorp (“WLBC,” “the Company”, “us,” “we” or “our”) became a bank holding company on October 28, 2010 with consummation of its acquisition of Service1st Bank of Nevada a Nevada-chartered non-member bank (“Service1st Bank” or “Service1st”). Although WLBC’s goal in 2007, when it was established as a special purpose acquisition company, was to identify for acquisition domestic and international operating companies engaged in the consumer products and services business, by the spring of 2009, we determined that the banking industry had become an attractive investment opportunity, particularly the community banking industry in Nevada. In October of 2009, we changed our name to Western Liberty Bancorp and eliminated the special purpose acquisition company features of our governing documents. In October 2009, we also began in earnest the process that concluded on October 28, 2010 with the acquisition of Service1st. Our sole subsidiary is Service1st, and we currently conduct no business activities other than acting as the holding company of Service1st. The financial presentations included herein represent one year of activity for the Company and consolidated results with Service1st for two months.

Service1st Bank of Nevada

Established on January 16, 2007, Service1st is a community bank, providing a full range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals, and other customers in the greater Las Vegas area. Banking services provided include basic commercial and consumer depository services, commercial working capital and equipment loans, commercial real estate (both owner and non-owner occupied) loans, construction loans, and unsecured personal and business loans. Service1st relies primarily on locally generated deposits to fund its lending activities. Substantially all of our business is generated in the Nevada market.

The Acquisition

On October 28, 2010, WLBC consummated its acquisition (the “Acquisition”) of Service1st, pursuant to a Merger Agreement (the “Merger Agreement”), dated as of November 6, 2009, as amended by a First Amendment to the Merger Agreement, dated as of June 21, 2010 (“Amendment No. 1” and, together with the Merger Agreement, the “Amended Merger Agreement”), each among WL-S1 Interim Bank, a Nevada corporation and wholly-owned subsidiary of WLBC (“Acquisition Sub”), Service1st and Curtis W. Anderson, as representative of the former stockholders of Service1st. Pursuant to the Amended Merger Agreement, Acquisition Sub merged with and into Service1st, with Service1st being the surviving entity and becoming WLBC’s wholly-owned subsidiary. WLBC previously received the requisite approvals of certain bank regulatory authorities to complete the Acquisition to become a bank holding company.

The former stockholders of Service1st received approximately 2,282,668 shares of common stock, par value $0.0001 of WLBC (“Common Stock”) (net of the exercise of dissenter’s rights with respect to 88,054 shares) in exchange for all of the outstanding capital stock of Service1st (the “Base Acquisition Consideration”). In addition, the holders of Service1st’s outstanding options and warrants now hold options and warrants of similar tenor to purchase up to 289,781 shares of Common Stock.

In addition to the Base Acquisition Consideration, each of the former stockholders of Service1st may be entitled to receive additional consideration (the “Contingent Acquisition Consideration”), payable in Common Stock, if at any time within the first two years after the consummation of the Acquisition, the closing price per share of the Common Stock exceeds $12.75 for 30 consecutive days. The Contingent Acquisition Consideration is equal to 20% of the tangible book value of Service1st at August 31, 2010 (or approximately $4.4 million). The total number of shares of our common stock issuable to the former Service1st stockholders would be determined by dividing the Contingent Acquisition Consideration by the average of the daily closing price of the Common Stock on the first 30 trading days on which the closing price of the Common Stock exceeded $12.75.

At the close of business on October 28, 2010, WLBC became a new Nevada bank holding company by consummating the acquisition of Service1st and conducting operations through Service1st. In conjunction with the Acquisition, WLBC infused $25 million of capital onto the balance sheet of Service1st. On October 29, 2010, the Common Stock began trading on the Nasdaq Global Market, under the ticker symbol WLBC.

The Acquisition was recorded as an acquisition under current accounting rules and as a result the balance sheet of Service1st was revalued to fair value as of the acquisition date. Any purchase price in excess of the fair value of net assets acquired is recorded as goodwill. The Acquisition resulted in $5.6 million of goodwill. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. The Company elected to obtain professional assistance in this activity. The Company hired a third-party vendor to assist management in determining the fair value of the loan portfolio, the time deposits, and the contingent consideration discussed above. Additionally, the firm was asked to estimate the value of the intangible asset associated with the deposit base, commonly referred to as the Core Deposit Intangible (“CDI”).

The most significant fair value adjustment resulting from the application of purchase accounting adjustments for this acquisition were made to loans. As of the Acquisition date, the gross loan portfolio at Service1st was approximately $125.4 million with a related Allowance for Loan and Lease Losses (“ALLL”) of approximately $9.4 million. The valuation resulted in a discount of approximately $15.8 million at October 28, 2010. While we believe we currently have the best estimate of fair value, the purchase accounting adjustments are not final and we are currently still evaluating all available information to ensure we have an accurate assessment of fair value. In fact, there have been some loan charge-offs and payoffs which impacted the valuation and as a result of reviewing this information, management reduced the discount from the original estimated discount of $15.8 million to approximately $15.1 million. This discount consists of two components: credit discount and yield discount. Loans purchased with credit impairments are loans with credit deterioration since origination and it is probable that not all contractually required principal and interest payments would be collected. The performing loan portfolio was approximately $89.9 million and was discounted by $49,000 for yield and $3.6 million for credit discounts. The remaining $35.6 million of loans were identified as loans with purchased credit impairment (PCI) and those loans had a discount of $576,000 for yield and $10.9 million for credit discounts. The discounts on performing loans are recognized by a “level yield” method over the remaining life of the loans or loan pools. The loans identified as containing purchase credit impairment are treated somewhat differently. The discount associated with yield is accreted as yield discount and the credit discount is not accreted but is left on the books to reduce the current carrying value of the applicable loans. The application of this process requires that the aggregate discount is first netted against the ALLL. Consequently, the first day after the transaction the loan portfolio was approximately $110 million with no ALLL. In addition, current accounting methodology only allows for the establishment of an ALLL to occur as the entity records new loans on the books or identifies subsequent credit deterioration on the original loans marked to fair value at acquisition date.

Service1st operates in the Las Vegas market place which has seen significant economic declines in all types of real estate and overall business trends. Since inception, Service1st has charged off approximately $17.8 million of loans through October 28, 2010. The remaining $125 million loan portfolio was further reduced by approximately $15 million in the fair value process as of the acquisition date. As discussed above, approximately $35.6 million of loans with purchased credit impairment were reduced to fair value by the $11.5 million discounts. This translates to a 32% reduction in the carrying value of those loans.

The contractual values of time deposits were also marked to fair value. This resulted in Service1st recording a premium of $46,000. This premium will be amortized over the estimated remaining life of the time deposit portfolio of one year.

The CDI is the result of a valuation study which attempts to associate a value for the customer’s deposit relationships based on the profitability of the deposits and how long they are expected to produce revenue to the entity. This intangible asset was valued at $784,000 for Service1st at October 28, 2010. The intangible asset is amortized on an accelerated basis using an estimated ten year life.

The Contingent Acquisition Consideration estimated to be $4.4 million was also fair valued. A decision tree model was used to calculate the probability that the Company’s stock price will reach the threshold. Based on the results the fair value was determined to be approximately $1.8 million. Periodically over the two year period the reasonableness of the estimate will be reviewed and adjusted if deemed necessary.

These estimates along with several other estimates were used to complete the fair value process for the balance sheet of Service1st and also to evaluate the fair value of future commitments and off-balance sheet items. Upon completion of these activities the adjustments are posted to the records of the new subsidiary and the difference between the fair value of the consideration given versus the net asset values obtained, an unidentified intangible asset (goodwill) was created in the amount of approximately $5.6 million.

In order to assist WLBC in gaining the requisite approval of certain bank regulatory authorities in connection with the Acquisition, on September 23, 2010, WLBC entered into a Letter Agreement (the “Warrant Restructuring Letter Agreement”) with certain warrant holders who represented to WLBC that they collectively hold at least a majority of its outstanding warrants (the “Consenting Warrant Holders”) confirming the basis and terms upon which the parties have agreed to amend the Amended and Restated Warrant Agreement, dated as of July 20, 2009, as amended by the Amendment No. 1, dated as of October 9, 2009, each between WLBC and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”) (as amended, the “Warrant Agreement”), previously filed with the SEC. The Warrant Restructuring Letter Agreement serves as the consent and approval of each of the Consenting Warrant Holders to amend and restate the Warrant Agreement.

Pursuant to the Warrant Restructuring Letter Agreement, the Warrant Agreement amended where applicable to provide for the automatic exercise of all of the outstanding warrants of WLBC (the “Warrants”) into one thirty-second (1/32) of one share of WLBC’s common stock, par value $0.0001 (“Common Stock”), which occurred concurrently with the consummation of the Acquisition (the “Automatic Exercise Date”). Any Warrants that would entitle a holder of such Warrants to a fractional share of Common Stock after taking into account the automatic exercise of the remainder of such holder’s Warrants into full shares of Common Stock were cancelled on the Automatic Exercise Date. As of September 23, 2010, there were 48,067,758 Warrants outstanding, each exercisable for one share of Common Stock, which will automatically be converted into approximately 1,502,117 shares of Common Stock on the Automatic Exercise Date. As a result of the foregoing, there were no Warrants outstanding after the Automatic Exercise Date. WLBC also paid a consent fee to the holders of Warrants in an amount equal to $0.06 per Warrant on the Automatic Exercise Date, regardless of whether such holders were party to the Warrant Restructuring Letter Agreement.

Presentation

Since the Company’s operations prior to the acquisition of Service1st were insignificant relative to that of Service1st, management believes that Service1st is the Company’s predecessor. Management has determined this based on an evaluation of the various facts and circumstances including, but not limited to, the life of Service1st, the operations of Service1st, the purchase price paid, and the fact that the operations on a prospective basis will be most similar to Service1st. Accordingly, separate financial statements of Service1st as of October 28, 2010 and December 31, 2009 and for the period January 1, 2010 through October 28, 2010 and the years ended December 31, 2009 and 2008 have been included as an exhibit to the Form 10-K and a separate Management Discussion and Analysis has been included. These items should be read in conjunction with the financial statements of the Company for the periods ended December 31, 2010, 2009 and 2008. The predecessor financials should be read noting that they are not comparable because, at acquisition dates, the assets and liabilities were fair valued and thus a new accounting bases was determined different than their historical costs bases. In general, this change in bases impacts interest income and expense as a result of the amortization of premiums and discounts to arrive at contractual amounts due.

Market Area and Competition

The United States economy entered into a recession in late 2007, which has been deeply felt in the greater Las Vegas area and in its critical tourism and gaming industries. High unemployment rates, declining real property values, declining home sales, low consumer and business confidence levels, and increasing vacancy and foreclosure rates for commercial and residential property have had a dramatically adverse impact on the Las Vegas economy. Further deterioration in the performance of the economy or real estate values in Service1st’s primary market areas could have an adverse impact on collectibility and an adverse effect on profitability.

Service1st’s target market primarily consists of small business banking opportunities, private banking clientele, commercial lending, and commercial real estate opportunities. The banking and financial services industries in our market area remain highly competitive despite the recent economic downturn. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than we can offer. This increasingly competitive environment is primarily a result of changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems, such as ATM networks and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to perceived increased safety. The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with us. We compete for loans, deposits and customers with other commercial banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial services providers. Competition for deposit and loan products remains strong from both banking and non-banking firms, and this competition directly affects the rates of those products and the terms on which they are offered to consumers. Consumers in our market areas continue to have numerous choices to serve their financial needs. Competition for deposits has increased markedly, with many bank customers turning to deposit accounts at the largest, most-well capitalized financial institutions. These large institutions have greater access to capital markets and offer a broader range of financial services than we will be able to offer. Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer and ATMs. Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified because federal and state interstate banking laws permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, enabling banks to establish or expand banking operations in our market.

Lending Activities

Service1st provides a variety of financial services, including commercial real estate loans, commercial and industrial loans, construction and land development loans and, to a lesser extent, consumer loans. The bank’s loan portfolio has a concentration of loans secured by real estate. As of December 31, 2010, loans secured by real estate comprised 66.04% of total gross loans. Substantially all of these loans are secured by first liens. Approximately 30.2% of these real-estate-secured loans are owner-occupied properties. A property is considered owner occupied for this purpose if the borrower occupies at least 50% of the collateral property securing the loan. Service1st’s policy is to obtain collateral whenever it is available or desirable, depending upon the degree of risk Service1st is willing to accept. Repayment of loans is expected from the borrower’s cash flows or the sale proceeds of the collateral. Service1st’s principal lending categories are:

Commercial real estate loans — The majority of Service1st’s lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital that are additionally secured by commercial real estate. Service1st has a commercial real estate portfolio comprised of loans on professional offices, industrial facilities, retail centers and other commercial properties.

Construction, land development, and other land loans — Construction loans include loans for the construction of owner-occupied buildings, investment properties (including residential development construction), residences, commercial development, and other properties. Service1st analyzes each construction project in the loan underwriting process to determine whether the type of property, location, construction costs, and contingency funds are appropriate and adequate.

Commercial and industrial loans — Service1st focuses its commercial lending on small- to medium-size businesses located in or serving the Las Vegas community. Service1st considers “small businesses” to include commercial, professional and retail businesses. Service1st’s commercial and industrial loan products include:

•	working capital loans and lines of credit,

•	business term loans, and

•	inventory and accounts receivable financing.

Residential real estate loans — Although residential mortgage lending is not a significant part of Service1st’s lending business, it has made some loans secured by 1-4 single-family residential properties.

Consumer loans — Service1st also originates consumer loans from time to time, such as home equity loans and lines of credit, to satisfy customer demand and to respond to community needs. Consumer loans are not a significant part of Service1st’s loan portfolio.

The following table shows the composition of the loan portfolio in dollar amounts and in percentages, along with a reconciliation to loans receivable, net.

($ in thousands)	December 31, 2010

Loans secured by real estate:
Construction, land development and other land loans	$5,923	5.58%
Commercial real estate	54,975	51.75%
Residential	9,247	8.71%

Total loans secured by real estate	70,145	66.04%
Commercial and industrial	35,946	33.84%
Consumer	131	0.12%

Gross loans	106,222	100.00%
Net deferred loan costs	37

Gross loans, net of deferred costs	106,259
Less: Allowance for loan losses	(36)

Net loans	$106,223

The preceding table and the tables to follow should be read in conjunction with the notes to the consolidated financial statements included in or incorporated by reference in this report, including the explanation of the Acquisition and the explanation of acquisition accounting generally. On October 28, 2010, we acquired by merger 100% of Service1st for consideration consisting of stock valued at $15.3 million in the aggregate, based upon our common stock’s market price per share. As explained in the notes to the consolidated financial statements filed with or incorporated by reference in this report, we have recorded the assets acquired and the liabilities assumed in the Acquisition at their fair values as of the acquisition date, consistent with accounting guidance applicable to acquisitions, particularly ASC 805, Business Combinations (formerly SFAS 141(R)), with the related acquisition and restructuring costs expensed in the current period. We recorded goodwill of $5.6 million of goodwill associated with the acquisition, which represents the amount by which the purchase price exceeds the fair values of the identifiable net assets acquired.

Applicable accounting guidance, ASC 805, allows for a measurement period beyond the acquisition date, which means we may take into account new information that existed as of the acquisition date but that was not known to us when the Acquisition occurred. We anticipate that measurement period adjustments could arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date as additional information is obtained, such as appraisals of collateral securing loans and fixed assets, contracts, legal documentation and selected key borrower data. If a measurement period adjustment is identified, we will recognize the adjustment as part of the acquisition accounting, which could result in an adjustment to goodwill recorded. These subsequent adjustments, if any, will be retrospectively recorded in future filings.

Please refer to the notes to consolidated financial statements filed with or incorporated by reference in this report for additional information concerning the Acquisition.

The following table presents maturity information for the loan portfolio at December 31, 2010. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	For the Year Ended December 31, 2010
	Due Within	Due 1-5	Due Over
	One Year	Years	Five Years	Total

Loans secured by real estate:
Construction, land development and other land loans	$4,428	$1,495	$—	$5,923
Commercial real estate	2,544	29,327	23,104	54,975
Residential real estate (1 to 4 family)	6,885	2,222	140	9,247

Total real estate-secured loans	$13,857	$33,044	$23,244	$70,145
Loans not secured by real estate:
Commercial and industrial	18,975	9,297	7,674	35,946
Consumer	95	35	1	131

Loans, Gross	$32,927	$42,376	$30,919	$106,222

Interest rates:
Fixed	$7,429	$33,867	$5,713	$47,009
Variable	25,498	8,509	25,206	59,213

Loans, Gross	$32,927	$42,376	$30,919	$106,222

Credit Policies and Administration

Loan and credit administration policies adopted by Service1st’s board of directors establish underwriting criteria, concentration limits, and loan authorization limits, as well as the procedures to administer loans, monitor credit risk, and subject loans to appropriate grading and evaluation for impairment. Loan originations are subject to a process that includes the credit evaluation of borrowers, established lending limits, analysis of collateral and procedures for continual monitoring and identification of credit deterioration. Loan officers are required to monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible.

For real-estate secured loans, appraisals are ordered from outside appraisers at a loan’s inception or renewal, or for commercial real estate loans upon the occurrence of any event causing a “criticized” or “classified” grade to be assigned to the credit. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Appraisals may reflect the collateral’s “as-is”, “as-stabilized,” or “as-developed” values, depending upon the loan type and collateral. Raw land generally is appraised at its “as-is” value. Income producing property may be appraised at its “as-

stabilized” value, which takes into account the anticipated cash flow of the property based upon expected occupancy rates and other factors. The collateral securing construction loans may be appraised at its “as-if developed” value, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-developed” values on construction loans often exceed the immediate sales value and may include anticipated zoning changes and successful development by the purchaser. If a loan goes into default before development of a project, the market value of the property may be substantially less than the “as-developed” appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, Service1st may not recover the outstanding balance of the loan.

Service1st’s loan approval procedures are executed through a tiered loan limit authorization process. Each loan officer’s individual lending limit and those of the Senior Loan Committee are set by Service1st’s board of directors. All debt due from the borrower (including unfunded commitments and guaranties) and the borrower’s related entities is aggregated when determining whether a proposed new loan is within the authority of an individual lender or of the Senior Loan Committee. Each senior vice president team leader may unilaterally approve real-estate secured loans of up to $750,000, other secured loans of up to $500,000, and unsecured loans of up to $375,000. Credit applications exceeding a senior vice president team leader’s authority are submitted for approval by Service1st’s Chief Executive Officer, or Chief Credit Officer, each of whom may unilaterally approve real estate-secured loans of up to $1,500,000, other secured loans of up to $1,250,000, and unsecured loans of up to $1,000,000, with higher limits for joint approvals by more than one of the executive officers or senior vice presidents. As an alternative approval process, credits may be submitted to the Senior Loan Committee. The Senior Loan Committee consists of Service1st’s Chief Executive Officer and Chief Credit Officer, and the bank’s senior vice president team leaders. A quorum consists of at least the Chief Executive Officer or Chief Credit Officer plus two other members. The Senior Loan Committee has the authority to approve loan applications, but loans exceeding $5,000,000 also require the approval of the Chief Executive Officer. Service1st’s board of directors also has a loan and investment committee that is responsible for establishing and providing supervision and oversight over Service1st’s credit and investment policies and administration. Credits granted as an exception to loan policy are required to be justified and duly noted in the loan presentation or file memo, as appropriate, and approved or ratified by the necessary approval authority level. Exceptions to loan policies are disclosed to the board’s loan and investment committee.

All insider loans must be approved in advance by a majority of the board without the vote of the interested director. It is the policy of Service1st that directors not be present when their loan is presented at a board meeting for discussion and approval. Service1st believes that all of its insider loans were made on terms substantially similar to those offered to unaffiliated individuals. As of December 31, 2010, the aggregate amount of all loans outstanding to Service1st’s executive officers, directors, and greater than 10% stockholders and their respective affiliates was approximately $2.4 million, which represented 2.2% of the bank’s total gross loans.

Allowance for Loan Losses

Under applicable accounting guidance, assets generally are recorded by a company on its balance sheet at the company’s cost. In the case of a bank, loans originated by the bank are stated at their principal amount outstanding, net of unearned income, charge-offs, and unamortized deferred fees and costs. But, rather than recording the assets and liabilities of Service1st at their historical cost to Service1st because of the October 28, 2010 acquisition, the assets and liabilities of Service1st are, instead, recorded at their fair value as of the acquisition date. Because the fair value of loans takes into account the probability of loan losses, the allowance for loan losses accumulated by an acquired bank is not carried over and maintained thereafter by the acquiring company. Calculating the fair value of acquired loans entails estimating the amount and timing of both principal and interest cash flows expected to be collected and then discounting those cash flows at market interest rates.

The allowance is required to cover probable incurred losses in new loans generated since October 28, 2010 and for any subsequent deterioration of loans beyond the fair value determined on October 28, 2010.

Management will closely monitor the loans existing at October 28, 2010 and establish applicable allowance levels for new loans.

The allowance for loan losses reflects Service1st’s evaluation of the probable losses in its loan portfolio. The allowance for loan losses is maintained at a level that represents Service1st management’s best estimate of losses in the loan portfolio at the balance sheet date, losses that are both probable and reasonably estimable. The evaluation is inherently subjective and depends on estimates and projections of factors that will have a material impact but that are subject to significant changes, including estimates and projections of the amount and timing of future cash flows expected to be received on impaired loans. The allowance for loan losses is reviewed by Service1st’s management and adjusted monthly. Factors that influence management’s determination concerning the adequacy of the allowance for loan losses include:

•	general economic and business conditions affecting key lending areas,

•	credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

•	collateral values,

•	loan volumes and concentrations,

•	age of the loan portfolio,

•	specific industry conditions within portfolio segments,

•	the allowance for loan losses at peer institutions, and

•	duration of the current business cycle.

To measure asset quality, Service1st grades each loan on a scale of 1 to 10, the designation representing the highest quality loans with the least risk. Loans graded 1 through 6 are considered satisfactory. Consistent with the grading systems used by Federal banking regulators, the other four grades are 7 (special mention), 8 (substandard), 9 (doubtful), and 10 (loss). All loans are assigned a credit risk grade at the time they are made, and each originating loan officer reviews the credit with his or her immediate supervisor quarterly to determine whether a change in the credit risk grade is warranted. The management loan committee also has the responsibility to assign grades. In addition, the grading of Service1st’s loan portfolio is reviewed at least annually by an external, independent loan review firm. As previously discussed, PCI loans were discounted approximately 32% on October 28, 2010. Generally, loans graded as substandard or doubtful, as well as non-performing loans are included as PCI loans.

The size of the allowance for loan losses is significantly influenced by the results of loan reviews performed both by bank personnel and by third parties engaged by the bank to supplement the bank’s internal loan review process. The loan review process is integral to identifying loans with credit quality that has weakened over time and to evaluating the risk characteristics of the entire loan portfolio. The loan grading system used by Service1st also plays a role in setting the level of the allowance because each grade tier has a fixed percentage allocation assigned to it. Service1st’s loan loss methodology also provides that management will take into account updated collateral appraisals, especially for loans such as construction and land loans. Because there are factors that cannot be practically assigned to individual loan categories, such as the current volatility of the national and global economy, the assessment also includes an unallocated component. Finally, the Federal Deposit Insurance Corporation (the “FDIC”) and the Nevada Financial Institutions Division (the “Nevada FID”) perform regular examinations of Nevada-chartered nonmember banks such as Service1st. In the examination process, the FDIC and the Nevada FID consider the adequacy of a bank’s loan loss allowance and frequently use their authority to insist upon an increase in a bank’s allowance for loan losses.

Service1st maintains the allowance through provisions for loan losses that it charges to income. As previously discussed, the ALLL was adjusted to zero in conjunction with the fair value accounting process. Therefore, the current ALLL at December 31, 2010 only relates to those loans generated after the Acquisition. No new credit deterioration was recorded during the last two months of 2010. Service1st charges losses on loans against the allowance for loan losses when it believes the collection of loan principal is unlikely. The

Chief Executive Officer and Chief Credit Officer must approve all charge-offs. Loans deemed uncollectible generally are proposed monthly for charge-off or write-down to collectible levels. Recoveries on loans charged-off are restored to the allowance for loan losses. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible. Additions to the allowance for loan losses may be made when Service1st’s management has identified significant adverse conditions or circumstances related to a specific loan.

As of December 31, 2010, Service1st’s allowance for loan losses was $36,000 representing 0.03% of total loans. We give no assurance that the allowance for loan losses is adequate to cover all losses that may be realized in the future and we give no assurance that additional provisions for loan losses will not be required.

Non-performing Assets

As a result of the continuing weakness in the Las Vegas economy and real estate markets, Service1st experienced deterioration in the quality of its loan portfolio in 2008, 2009, and 2010. Non-performing assets were 5.4% of total assets at year-end 2010. Service1st generally stops accruing income on loans when interest or principal payments are in arrears for 90 days, or earlier if management deems appropriate. Service1st designates loans on which it stops accruing income as nonaccrual loans and reverses previously accrued interest income on such loans. Nonaccrual loans are returned to accrual status when factors indicating doubtful collection no longer exist and the loan is brought current.

If a borrower fails to make a scheduled payment on a loan, Service1st attempts to remedy the deficiency by contacting the borrower and seeking payment. Service1st’s Problem Loan Committee, consisting of its Chief Executive Officer, and the Chief Credit Officer, is responsible for monitoring activity that may indicate increased risk rating, such as past-dues, overdrafts and loan agreement covenant defaults.

The following table summarizes nonperforming assets by category including PCI loans with no contractual interest being reported. These figures represent loan values after fair value process completed at October 28, 2010, adjusted for any amortization or accretion for the two months, if applicable.

($’s in thousands)	At December 31, 2010

Nonaccrual loans:
Loans secured by real estate construction, land development and other land loans	$2,632
Commercial real estate	1,224
Residential real estate (1-4 family)	2,900

Total loans secured by real estate	6,756
Commercial and industrial	3,670
Consumer	0

Total non-accrual loans	10,426
Past due (>90 days) loans and accruing interest:
Loans secured by real estate construction, land development and other land loans	$0
Commercial real estate	0
Residential real estate (1-4 family)	0

Total loans secured by real estate	0
Commercial and industrial	0
Consumer	0

Total past due loans accruing interest	0
Restructure loans (still on accrual)	0

Total non-performing loans	$10,426
Other real estate owned (OREO)	3,406

Total non-performing assets	$13,832

Non-performing loans as a percentage of total portfolio loans	9.81%
Non-performing loans as a percentage of total assets	4.05%
Non-performing assets as a percentage of total assets	5.37%
Allowance for loan losses as a percentage of non-performing loans	0.35%

(1)	As of December 31, 2010 there were no originations from October 28, 2010 through December 31, 2010 that were considered non-performing.

Investment Activities

Service1st’s investment policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with Service1st’s interest rate risk management policies. Service1st’s Chief Financial Officer is responsible for making security portfolio decisions in accordance with established policies. The Chief Financial Officer has the authority to purchase and sell securities within specified guidelines established by the investment policy.

Service1st’s investment policy allows for investment in:

•	cash and cash equivalents, which consists of cash and amounts due from banks, federal funds sold and certificates of deposits with original maturities of three months or less,

•	longer term investment securities issued by companies rated “A” or better,

•	securities backed by the full faith and credit of the U.S. government, including U.S. government agency securities,

•	direct obligations of Ginnie Mae,

•	mortgage-backed securities or collateralized mortgage obligations issued by a government-sponsored enterprise such as Fannie Mae, Freddie Mac, or Ginnie Mae, and

•	mandatory purchases of equity securities from the Federal Home Loan Bank.

The carrying value of the investment securities portfolio of Service1st Bank as of the end of 2010 is as follows:

	At December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
Securities Available for Sale	Cost	Gains	Losses	Fair Value

Collateralized Mortgage Obligation Securities-Commercial	$1,819	$0	$0	$1,819

	$1,819	$0	$0	$1,819

	At December 31, 2010
		Gross	Gross
	Amortized	Unrecognized	Unrecognized
Securities Held to Maturity	Cost	Gains	Losses	Fair Value

Corporate Debt Securities	$4,663	$0	$(27)	$4,636
SBA Loans Pools	651	0	0	651

	$5,314	$0	$(27)	$5,287

Service1st does not plan to purchase collateralized debt obligations, adjustable rate preferred securities, or private label collateralized mortgage obligations. The bank’s policies also govern the use of derivatives, allowing Service1st to prudently use derivatives as a risk management tool to reduce its overall exposure to interest rate risk, and not for speculative purposes.

Service1st’s investment securities are classified as “available-for-sale” or “held-to-maturity.” Available-for-sale securities are reported at fair value in accordance with generally accepted accounting principles, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. Held-to-maturity securities are those securities that Service1st has both the intent and the ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

As of December 31, 2010 Service1st also held $658,400 of Federal Home Loan Bank of San Francisco stock, which is a restricted security. Federal Home Loan Bank (“FHLB”) stock represents an equity interest in the FHLB of San Francisco, but the stock does not have a readily determinable market value. The stock can be sold at its par value only and solely to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. Service1st’s minimum investment in FHLB stock at December 31, 2010 was approximately $658,000.

Deposits products and other banking services

Service1st offers a variety of traditional demand, savings and time deposit accounts to individuals, professionals and businesses within the Nevada region, including checking accounts, interest-bearing checking accounts, traditional savings accounts, money market accounts, and time deposits, including Certificates of Deposit over/under $100,000 and our Freedom CD, a flexible, liquid certificate of deposit product that permits customers to deposit or withdraw funds, subject to certain restrictions, without penalty before the end of the CD term. Service1st’s deposit base is generated from the Nevada area. Competition for these deposits in

Service1st’s market is strong. Service1st seeks to structure its deposit products to be competitive with the rates, fees, and features offered by other local institutions, but with an emphasis on customer service and relationship-based pricing. As of December 31, 2010, total deposits were $160.3 million. The weighted average cost of Service1st’s interest-bearing deposits was 0.75% for the year ended December 31, 2010.

In addition to traditional commercial banking activities, Service1st provides other financial and related services to its customers, including online banking, direct deposits, direct debit and electronic bill payment, wire transfers, lock box services, merchant-related services such as point of sale payment processing, courier service, safe deposit boxes, cash management services such as account reconciliation, collections, and sweep accounts, corporate and consumer credit cards, night depository, cashier’s checks, and notary services.

The balances on deposits for the year ended December 31, 2010 are presented below.

	At December 31, 2010
($’s in thousands)	Amount	% of total

Non-interest bearing deposits	$67,087	41.85%
Interest bearing deposits	31,837	19.86%
Money markets	24,672	15.39%
Savings	1,273	0.79%
Time deposits under $100,000	4,919	3.07%
Time deposits $100,000 and over	30,498	19.03%

Total deposits	$160,286	100.00%

The following table shows the amount of time deposits of $100,000 or more as of December 31, 2010, including certificates of deposit, by time remaining until maturity.

Certificates of Deposit Maturities >$100 thousand

($’s in thousands)	December 31, 2010

Three months or less	$1,671
Over three months to six months	3,504
Over six months to twelve months	25,323
Over 12 months	0

Total	$30,498

Employees

We have approximately 40 full-time equivalent, non-union employees at December 31, 2010.

Supervision and Regulation

The following summary of Federal and state laws governing the supervision and regulation of bank holding companies and banks is not comprehensive. The summary is qualified in its entirety by reference to applicable statutes and regulations.

Holding companies

We have sought and received approval of the Federal Reserve Board (the “Federal Reserve”) to become a bank holding company under the Bank Holding Company Act of 1956. Bank holding companies are subject to extensive regulation, supervision, and examination by the Federal Reserve, acting principally through its local Federal Reserve Bank.

A bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe or unsound manner. The Federal Reserve requires bank holding companies to maintain capital at or above certain prescribed levels. It is the Federal Reserve’s policy that a bank holding company should provide capital to its subsidiary banks during periods of financial stress or adversity and maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting subsidiary banks. Bank holding companies may also be required to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming common stock or other equity securities.

Under Bank Holding Company Act section 5(e), the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve determines that the activity or control constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary bank. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 addition of the prompt corrective action provisions to the Federal Deposit Insurance Act, section 38(f)(2)(I) of the Federal Deposit Insurance Act now provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

A bank holding company must obtain Federal Reserve approval to:

•	acquire ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares),

•	acquire all or substantially all of the assets of another bank, or

•	merge or consolidate with another bank holding company.

The Federal Reserve will not approve an acquisition, merger, or consolidation that would have a substantially anticompetitive result unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in satisfying the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in its review of acquisitions and mergers, as well as the parties’ performance under the Community Reinvestment Act of 1977.

With certain exceptions, the Bank Holding Company Act prohibits a bank holding company from acquiring or retaining ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company or from engaging in activities other than banking, managing or controlling banks, or providing services for holding company subsidiaries. The principal exceptions to these prohibitions involve non-bank activities identified by statute, by Federal Reserve regulation, or by Federal Reserve order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others. A bank holding company that also qualifies as and elects to become a “financial holding company” may engage in a broader range of activities that are financial in nature (and complementary to such activities), specifically non-bank activities identified by the Gramm-Leach-Bliley Act of 1999 or by Federal Reserve and Treasury regulation as financial in nature or incidental to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non- financial companies. To become and remain a financial holding company, a bank holding company and its subsidiary banks must be well capitalized, well managed, and, except in limited circumstances, have at least a satisfactory rating under the Community Reinvestment Act. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to satisfy the standards for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary bank or banks or the company may discontinue the activities that are permissible solely for a financial holding company.

The Bank Holding Company Act, the Change in Bank Control Act of 1978, and the Federal Reserve’s Regulation Y require that advance notice be given to the Federal Reserve or that affirmative approval of the Federal Reserve be obtained to acquire control of a bank or bank holding company, with limited exceptions. The Federal Reserve may act during the advance notice period to prevent the acquisition of control. Subject to guidance issued by the Federal Reserve in September 2008, control is conclusively presumed to exist if a person or entity acquires 25% or more of any class of voting stock of a bank holding company or insured depository institution. Control is rebuttably presumed to exist if a person or entity acquires 10% or more but less than 25% of the voting stock and either the issuer has a class of securities registered under section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), as we do, or no other person or entity will own, control, or hold the power to vote a greater percentage of voting stock immediately after the transaction. In its September 2008 guidance, the Federal Reserve stated that generally it will be able to conclude that an investor does not have a controlling influence over a bank or bank holding company if the investor does not own more than 15% of the voting power and 33% of the total equity of the bank or bank holding company, including nonvoting equity securities. The investor may, however, be required to make passivity commitments to the Federal Reserve, promising to refrain from taking various actions that might constitute exercise of a controlling influence. Under prior Federal Reserve guidance, a board seat was generally not permitted for an investment of 10% or more of the equity or voting power. But under the September 2008 guidance, the Federal Reserve may permit a non-controlling investor to have a board seat.

We are also subject to examination by and may be required to file reports with the Nevada FID under sections 666.065 et seq. of the Nevada Revised Statutes. We would have to obtain the approval of the Nevada Commissioner of Financial Institutions to acquire another bank, and any transfer of control of a Nevada bank holding company would have to be approved in advance by the Nevada Commissioner.

Banks

Service1st is chartered by the State of Nevada and is therefore subject to regulation, supervision, and examination not only by the FDIC but also by the Nevada FID. Federal and state statutes governing the business of banking and insurance of bank deposits as well as implementing regulations promulgated by the Federal and state banking regulatory agencies cover most aspects of bank operations, including capital requirements, reserve requirements against deposits, reserves for possible loan losses and other contingencies, dividends and other distributions to stockholders, customers’ interests in deposit accounts, payment of interest on certain deposits, permissible activities and investments, securities that a bank may issue and borrowings that a bank may incur, rate of growth, number and location of branch offices, and acquisition and merger activity with other financial institutions. In addition to minimum capital requirements, Federal law imposes other safety and soundness standards having to do with such things as internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation and benefits.

If, as a result of examination the FDIC determines that a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank’s operations are unsatisfactory, or that the bank or its management is in violation of any law or regulation, the FDIC may take a number of remedial actions. Federal bank regulatory agencies make regular use of their authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses and for violations of any law, rule or regulation, any condition imposed in writing by the appropriate federal banking regulatory authority or any written agreement with the authority. Possible enforcement actions include appointment of a conservator or receiver, issuance of a cease-and-desist order that could be judicially enforced, termination of a bank’s deposit insurance, imposition of civil money penalties, issuance of directives to increase capital, issuance of formal and informal agreements, including memoranda of understanding, issuance of removal and prohibition orders against institution-affiliated parties, and enforcement of such actions through injunctions or restraining orders. In addition, a bank holding company’s inability to serve as a source of strength for its subsidiary banks could serve as an additional basis for a regulatory action against the bank holding company. Under Nevada Revised Statutes section 661.085, if the stockholders’ equity of a Nevada-chartered bank becomes impaired, the Nevada Commissioner must require the bank to make the impairment good within three months. If the impairment is not made good, the Nevada Commissioner may take possession of the bank and liquidate it.

Capital: Regulatory capital guidelines

A bank’s capital hedges its risk exposure, absorbing losses that can be predicted as well as losses that cannot be predicted. According to the Federal Financial Institutions Examination Council’s explanation of the capital component of the Uniform Financial Institutions Rating System, commonly known as the “CAMELS” rating system, a rating system employed by the Federal bank regulatory agencies, a financial institution must “maintain capital commensurate with the nature and extent of risks to the institution and the ability of management to identify, measure, monitor, and control these risks. The effect of credit, market, and other risks on the institution’s financial condition should be considered when evaluating the adequacy of capital.” The minimum ratio of total capital to risk-weighted assets is 8.0%, of which at least 4.0% must consist of so-called Tier 1 capital. The minimum Tier 1 leverage ratio — Tier 1 capital to average assets — is 3.0% for the highest rated institutions and at least 4.0% for all others. These ratios are absolute minimums. In practice, banks are expected to operate with more than the absolute minimum capital. As of December 31, 2010, Service1st’s total risk-based capital ratio was 31.0%, its Tier 1 risk-based capital ratio was 30.6%, and its Tier 1 equity to average assets ratio was 18.1%. The FDIC may establish greater minimum capital requirements for specific institutions, as discussed below. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. The Federal Reserve imposes substantially similar capital requirements on bank holding companies as well.

Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock, trust preferred securities up to a certain limit, and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, other qualifying term debt, a limited amount of the allowance for loan and lease losses, and certain other instruments that have some characteristics of equity. To determine risk-weighted assets, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages ranging from 0.0% for assets considered to have low credit risk, such as cash and certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans, and a 200% risk-weight for selected investments that are rated below investment grade or, if not rated, that are equivalent to investments rated below investment grade. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets.

During the application process for the Acquisition we made a written commitment to the FDIC that we will maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater. This commitment will expire three years after the October 28, 2010 completion of the Acquisition or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada FID terminates.

Prompt corrective action

To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the late 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as “prompt corrective action.” Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered well capitalized for purposes of the prompt corrective action rules, a bank must maintain total risk-based capital of 10.0% or greater, Tier 1 risk-based capital of 6.0% or greater, and leverage capital of 5.0% or greater. An institution with a capital level that might qualify for well-capitalized or adequately capitalized status may nevertheless be treated as though it were in the next lower capital category if its primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment. Notwithstanding that Service1st’s capital ratios make the bank eligible to be considered “well capitalized” on the basis of capital ratios, the FDIC by letter dated July 29, 2010, advised Service1st that imposition of the Consent Order effective September 1, 2010, would result in the institution being considered “adequately capitalized” for prompt corrective action purposes.

A financial institution’s operations can be significantly affected by its capital classification under the prompt corrective action rules. For example, an institution that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval, which can have an adverse effect on the bank’s liquidity. At each successively lower capital category, an insured depository institution is subject to additional restrictions. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds. A bank holding company must guarantee that a subsidiary bank that adopts a capital restoration plan will satisfy its plan obligations. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. If bankruptcy of a bank holding company occurs, any commitment by the bank holding company to a Federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment. Bank regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution becomes critically undercapitalized.

Deposit insurance

Bank deposits are insured by the FDIC to applicable limits through the Deposit Insurance Fund. Insured banks must pay deposit insurance premiums assessed semiannually and paid quarterly. The insurance premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed premiums at a lower rate than banks with lower levels of capital or a higher degree of supervisory concern. Effective January 1, 2009, the FDIC increased assessment rates uniformly for all risk categories by 7 cents for the first quarter 2009 assessment period. In 2009, the FDIC adopted a rule that imposed a special assessment on banks, which was payable in September 2009, and that allowed the FDIC to impose additional special assessments to replenish the Deposit Insurance Fund, which was badly depleted by bank failures. As an alternative to imposing additional special assessments on insured depository institutions or borrowing from the U.S. Treasury, on November 12, 2009, the FDIC adopted a proposal to increase deposit insurance assessments effective on January 1, 2011 and to require all insured depository institutions to prepay by the end of 2009 their deposit insurance assessments for the fourth quarter of 2009 and for the entirety of 2010 through 2012. Institutions recorded the prepaid FDIC insurance assessments as an asset as of December 31, 2009, later charging the assessments to expense in the periods to which the assessments apply. We anticipate that assessment rates will continue to increase for the foreseeable future because of the significant cost of bank failures, because of the relatively large number of troubled banks, and because of the requirement of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act that the FDIC increase its insurance fund reserves to no less than $1.35 for each $100 of insured deposits (as of September 30, 2010, the reserve fund was negative $0.15 for each $100 of insured deposits). Effective as of April 1, 2011, the FDIC changed its assessment base from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC intends to raise the same expected revenue under the new base as under the current assessment base.

During a December 14, 2010 meeting of the FDIC board, the FDIC voted on a final rule to set the deposit insurance fund’s designated reserve ratio at 2% of estimated insured deposits effective January 1, 2011. The FDIC said a historical analysis of losses to the insurance fund showed that a long-term, minimum goal of at least 2% is necessary to maintain a positive fund balance and stable assessment rates. The Federal Deposit Insurance Act requires the FDIC board to set the designated reserve ratio annually based on the risk of loss to the insurance fund and the economic conditions affecting the banking industry, and with the aim of preventing sharp swings in assessment rates.

The $100,000 basic deposit insurance limit in place for many years was increased temporarily to $250,000 by the Emergency Economic Stabilization Act of 2008, which became law on October 3, 2008. On July 21, 2010, section 335 of the Dodd-Frank Act made the $250,000 insurance limit permanent.

Dividends and distributions

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for future growth and do not anticipate paying any cash dividends for the foreseeable future. Any determination in the future to pay dividends will be at the discretion of our board of directors and will depend on our earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions and other factors that the board of directors may deem relevant.

A bank holding company’s ability to pay dividends is subject to Federal Reserve supervisory authority, taking into account the bank holding company’s capital position, its ability to satisfy its financial obligations as they come due, and its capacity to act as a source of financial strength to its subsidiaries. In addition, Federal Reserve policy discourages the payment of dividends by a bank holding company if the dividends are not supported by current operating earnings. Federal Reserve and FDIC policy statements provide that banks should generally pay dividends solely out of current operating earnings. A bank may not pay a dividend if the bank is undercapitalized or if payment would cause the bank to become undercapitalized.

A bank holding company may not purchase or redeem its equity securities without advance written approval of the Federal Reserve under Federal Reserve Rule 225.4(b) if the purchase or redemption combined with all other purchases and redemptions by the bank holding company during the preceding 12 months equals or exceeds 10% of the bank holding company’s consolidated net worth. However, advance approval is not necessary if the bank holding company is well managed, not the subject of any unresolved supervisory issues, and both before and immediately after the purchase or redemption is well capitalized.

Under sections 661.235 and 661.240 of the Nevada Revised Statutes, a Nevada-chartered bank, such as Service1st, whose deposits are insured by the FDIC may not make distributions (including dividends) to or for the benefit of its stockholders if the distributions would reduce the bank’s stockholders’ equity below the bank’s initial stockholders’ equity. Pursuant to Nevada Revised Statutes section 78.288(2), which applies to Nevada corporations generally, including Service1st, a corporation may not make distributions (including dividends) to or for the benefit of its stockholders if, after giving effect to the distribution, the corporation would be unable to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the preferential rights (if any) upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution (unless the corporation’s articles of incorporation override this latter limitation, which Service1st’s articles do not). Relying on 12 U.S.C. 1818(b), the FDIC may restrict a bank’s ability to pay a dividend if the FDIC has reasonable cause to believe that the dividend would constitute an unsafe and unsound practice. A bank’s ability to pay dividends may be affected also by the FDIC’s capital maintenance requirements and prompt corrective action rules.

Transactions with affiliates

Transactions by a bank with an affiliate, including a holding company, are subject to restrictions imposed by Federal Reserve Act sections 23A and 23B and implementing regulations, which are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. Affiliate-transaction limits could impair our ability to obtain funds from our bank subsidiary for our cash needs, including funds for payment of dividends, interest, and operational expenses. Affiliate transactions include but are not limited to extensions of credit to affiliates, investments in securities issued by affiliates, the use of affiliates’ securities as collateral for loans to any borrower, and purchase of affiliate assets. Generally, section 23A and section 23B of the Federal Reserve Act:

•	limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution’s capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus,

•	impose strict collateral requirements on loans or extensions of credit by a bank to an affiliate,

•	impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company,

•	impose restrictions on the use of a holding company’s stock as collateral for loans by the subsidiary bank, and

•	require that affiliate transactions be on terms substantially the same as those provided to a non-affiliate.

Loans to insiders

Service1st’s authority to extend credit to insiders — meaning executive officers, directors and greater than 10% stockholders — or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require that specified approval procedures be adhered to by the bank. Loans to an individual insider may not exceed the Federal legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. The aggregate of all loans to all insiders may not exceed the bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any interested director not participating in such voting by the board. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, but they may borrow no more than $100,000 for most other purposes. Loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order or other regulatory sanctions.

Loans to one borrower

Under section 662.145 of the Nevada Revised Statutes, a Nevada-chartered bank’s outstanding loans to one person generally may not exceed 25% of the bank’s Tier 1 capital plus allowance for loan losses. Loans by a bank to parties that have certain relationships with a particular borrower and certain investments by a bank in the securities of a particular borrower may be aggregated with the bank’s loans to that borrower for purposes of applying this 25% limit.

Guidance concerning commercial real estate lending

In December 2006, the FDIC and other Federal banking agencies issued final guidance on sound risk management practices for concentrations in commercial real estate lending, including acquisition and development lending, construction lending, and other land loans, which recent experience in Nevada and elsewhere has shown can be particularly high-risk lending. According to a 2009 FDIC publication, a majority of the community banks that became problem banks or failed in 2008 had similar risk profiles: the banks often had extremely high concentrations, relative to their capital, in residential acquisition, development, and construction lending, loan underwriting and credit administration functions at these institutions typically were criticized by examiners, and many of the institutions had exhibited rapid asset growth funded with brokered deposits.

The guidance does not establish rigid limits on commercial real estate lending but does create a much sharper supervisory focus on the risk management practices of banks with concentrations in commercial real estate lending. According to the guidance, an institution that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate, or is approaching or exceeds the following supervisory criteria may be identified for further supervisory analysis of the level and nature of its commercial real estate concentration risk:

•	total reported loans for construction, land development, and other land represent 100% or more of the institution’s total capital, or

•	total commercial real estate loans represent 300% or more of the institution’s total capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

These measures are intended merely to enable the banking agencies to identify institutions that could have an excessive commercial real estate lending concentration, potentially requiring close supervision to ensure that the institutions have sound risk management practices in place.

Guidance concerning subprime lending

In 2007 the FDIC and other Federal banking agencies issued final guidance on subprime mortgage lending to address issues relating to certain subprime mortgages, especially adjustable-rate mortgage products that can cause payment shock. The subprime guidance identified prudent safety and soundness and consumer protection standards that the regulators expect banks and financial institutions to follow to ensure borrowers obtain loans they can afford to repay.

Guidance concerning newly organized banks

The FDIC issued supervisory guidance on August 28, 2009 extending from three years to seven the period in which newly organized institutions are subject to enhanced supervision. The FDIC extended the period of enhanced supervision beyond three years because banks in their first seven years of operation were over-represented among banks that failed in 2008 and 2009. Service1st commenced operations in January, 2007. The expansion of the supervisory period includes subjecting young banks to higher capital requirements and more frequent examinations over seven years. A bank subject to the expanded supervisory period is not permitted to deviate materially from the bank’s approved business plan without first obtaining the FDIC’s approval. As a condition to obtaining FDIC approval of the Acquisition, we agreed to give the FDIC notice at least 60 days in advance for any major deviation from the business plan that we submitted to the FDIC during the acquisition application process and not to deviate from the business plan unless we receive written non-objection from the FDIC. We also assured the FDIC in writing during the application process that we will not seek to expand by acquisition until Service1st is restored to a satisfactory condition, which at a minimum means that the September 1, 2010 Consent Order must first be terminated. Until that occurs, any growth on Service1st’s part must be the result of organic growth in the bank’s existing business. This commitment will expire three years after the Acquisition of Service1st or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada Financial Institution Division terminates.

Interstate banking and branching

Section 613 of the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 amends the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. These expanded de novo branching authority amendments will authorize a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch. Under prior law, an out-of-state bank could open a de novo branch in another state only if the particular state permitted out-of-state banks to establish a de novo branch. In section 607, the Dodd-Frank Act also increases the approval threshold for interstate bank acquisitions, requiring that a bank holding company be well capitalized and well managed as a condition to approval of an interstate bank acquisition, rather than being merely adequately capitalized and adequately managed, and that an acquiring bank be and remain well capitalized and well managed as a condition to approval of an interstate bank merger.

Consumer protection laws and regulations

Service1st is subject to regular examination by the FDIC to ensure compliance with statutes and regulations applicable to the bank’s business, including consumer protection statutes and implementing regulations, some of which are discussed below. Violations of any of these laws may result in fines, reimbursements, and other related penalties.

Community Reinvestment Act

The Community Reinvestment Act of 1977 is intended to encourage insured depository institutions to satisfy the credit needs of their communities, within the limits of safe and sound lending. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does the Community Reinvestment Act limit an institution’s discretion to develop the types of products and services management believes are best suited to the bank’s particular community. The Act requires that bank regulatory agencies conduct regular Community Reinvestment Act examinations and provide written evaluations of institutions’ Community Reinvestment Act performance. The Act also requires that an institution’s Community Reinvestment Act performance rating be made public. Community Reinvestment Act performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Community Reinvestment Act performance evaluations are used principally in the evaluation of regulatory applications submitted by an institution. Performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. According to its CRA Performance Evaluation dated March 18, 2009, Service1st was rated Satisfactory.

Equal Credit Opportunity Act

The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

Truth in Lending Act

The Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the Truth in Lending Act, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

Fair Housing Act

The Fair Housing Act makes it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. A number of lending practices have been held by the courts to be illegal under the Fair Housing Act, including some practices that are not specifically mentioned in the Federal Housing Act.

Home Mortgage Disclosure Act

The Home Mortgage Disclosure Act arose out of public concern over credit shortages in certain urban neighborhoods. The Home Mortgage Disclosure Act requires financial institutions to collect data that enable regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The Home Mortgage Disclosure Act also requires the collection and disclosure of data about applicant and borrower characteristics as a way to identify possible discriminatory lending patterns. The vast amount of information that financial institutions collect and disclose concerning applicants and borrowers receives attention not only from state and Federal banking supervisory authorities but also from community-oriented organizations and the general public.

Real Estate Settlement Procedures Act

The Real Estate Settlement Procedures Act requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements. The Real Estate Settlement Procedures Act also prohibits abusive practices that increase borrowers’ costs, such as kickbacks and fee-splitting without providing settlement services.

Privacy

Under the Gramm-Leach-Bliley Act, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971 includes many provisions concerning national credit reporting standards and permits consumers to opt out of information-sharing for marketing purposes among affiliated companies.

Predatory lending

What is commonly referred to as predatory typically involves one or more of the following elements :

•	making unaffordable loans based on a borrower’s assets rather than the consumer’s ability to repay an obligation,

•	inducing a consumer to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping, and

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated consumer.

The Home Ownership and Equity Protection Act of 1994 and implementing regulations adopted by the Federal Reserve require specified disclosures and extend additional protection to consumers in closed-end consumer credit transactions, such as home repairs or renovation, that are secured by a mortgage on the borrower’s primary residence. The disclosures and protections are applicable to “high cost” transactions with any of the following features -

•	interest rates for first lien mortgage loans more than eight percentage points above the yield on U.S. Treasury securities having a comparable maturity,

•	interest rates for subordinate lien mortgage loans more than 10 percentage points above the yield on U.S. Treasury securities having a comparable maturity, or

•	total points and fees paid in the credit transaction exceed the greater of either 8% of the loan amount or a specified dollar amount that is inflation-adjusted each year.

The Home Ownership and Equity Protection Act prohibits or restricts numerous credit practices, including loan flipping by the same lender or loan servicer within a year of the residential mortgage loan being refinanced. Lenders are presumed to have violated the law unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Home Ownership and Equity Protection Act also governs so-called “reverse mortgages.” In January 2008, the Federal Reserve issued final rules under the Home Ownership and Equity Protection Act to address practices in the subprime mortgage market before the onset of the Great Recession. The rules require disclosures and additional protections or prohibitions on certain practices connected with “higher-priced mortgages,” which the rules define as closed-end mortgage loans that are secured by a consumer’s principal dwelling and that have an annual percentage rate that exceeds the average prime offer rates for a comparable transaction published by the Federal Reserve Board by at least 1.5 percentage points for first-lien loans, or 3.5 percentage points for subordinate-lien loans. The Federal Reserve derives average prime offer rates from the Freddie Mac Primary Mortgage Market Survey®. For higher-priced mortgage loans, the final rules:

•	Prohibit creditors from extending credit without regard to a consumer’s ability to repay from sources other than the collateral itself,

•	Require creditors to verify income and assets relied upon to determine repayment ability,

•	Prohibit prepayment penalties except under certain conditions, and

•	Require creditors to establish escrow accounts for taxes and insurance in the case of first-lien higher-priced mortgage loans, but permit creditors to allow borrowers to cancel escrows 12 months after loan consummation.

Corporate governance and accounting legislation

The Sarbanes-Oxley Act of 2002 was adopted to enhance corporate responsibility, increase penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act of 2002 applies generally to all companies that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Exchange Act, including WLBC. Under the Sarbanes-Oxley Act, the SEC and securities exchanges adopted extensive additional disclosure, corporate governance and other related rules. Among its many provisions, the Sarbanes-Oxley Act subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts, and extends the period during which securities fraud lawsuits can be brought against a company or its officers.

Anti-money laundering and anti-terrorism legislation

The Bank Secrecy Act of 1970 requires financial institutions to maintain records and report transactions to prevent the financial institutions from being used to hide money derived from criminal activity and tax evasion. The Bank Secrecy Act establishes (a) record keeping requirements to assist government enforcement agencies with tracing financial transactions and flow of funds, (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies with detecting patterns of criminal activity, (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the Bank Secrecy Act and its implementing regulations, and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.

Title III of the USA PATRIOT Act of 2001 added anti-terrorist financing provisions to the requirements of the Bank Secrecy Act and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including subsidiary banks and non-banking affiliates, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the Gramm-Leach-Bliley Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts, and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering. Federal bank regulators are required to evaluate the effectiveness of a financial institution’s efforts to combat money laundering when evaluating an application submitted by the financial institution.

The Treasury’s Office of Foreign Asset Control administers and enforces economic and trade sanctions against targeted foreign countries, entities, and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions must scrutinize transactions to ensure that they do not represent obligations of or ownership interests in entities owned or controlled by sanctioned targets.

Monetary policy

The earnings of financial institutions are affected by the policies of regulatory authorities, including monetary policy of the Federal Reserve. An important function of the Federal Reserve is regulation of aggregate national credit and money supply. The Federal Reserve accomplishes these goals with measures such as open market transactions in securities, establishment of the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of financial institutions’ loans, investments and deposits, and they also affect interest rates charged on loans or paid on deposits. Monetary policy is influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government. Federal Reserve monetary policy has had and will continue to have a significant effect on the operating results of financial institutions.

Developments affecting management and corporate governance

In June of 2010, the Federal banking agencies jointly published their final Guidance on Sound Incentive Compensation Policies. The goal is to enable financial organizations to manage the safety and soundness risks of incentive compensation arrangements and to assist banks and bank holding companies with identification of improperly-structured compensation arrangements. To ensure that incentive compensation arrangements do not encourage employees to take excessive risks that undermine safety and soundness, the incentive compensation guidance sets forth these key principles:

•	incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk,

•	these arrangements should be compatible with effective controls and risk management, and

•	these arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

To implement the interagency guidance, a financial organization must regularly review incentive compensation arrangements for all executive and non-executive employees who, either individually or as part of a group, have the ability to expose the organization to material amounts of risk, as well as to review the risk-management, control, and corporate governance processes related to these arrangements. The organization must immediately address any identified deficiencies in compensation arrangements or processes that are inconsistent with safety and soundness and must ensure that incentive compensation arrangements are consistent with the principles discussed in the guidance.

In addition to numerous provisions that affect the business of banks and bank holding companies, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act includes in Title IX a number of provisions affecting corporate governance and executive compensation, for example the requirements that stockholders be given the opportunity to consider and vote upon executive compensation disclosed in a company’s annual meeting proxy statement, that a company’s compensation committee be comprised entirely of independent directors and that the committee have stated minimum authorities, that annual meeting proxy statements disclose the ratio of CEO compensation to the median compensation of all other employees, that company policy provide for recovery of excess incentive compensation after an accounting restatement, and that stockholders have the ability to designate director nominees for inclusion in a company’s annual meeting proxy statement. Section 956 also provides for adoption of incentive compensation guidelines jointly by the Federal banking agencies and the SEC, the National Credit Union Administration, and the Federal Housing Finance Agency. Due for adoption by the end of April 2011, the guidelines could be different from the Guidance on Sound Incentive Compensation Policies adopted by the Federal bank regulators in June of 2010. The new guidelines adopted under Dodd-Frank Act section 956 could impose additional compliance burdens beyond those already imposed by the Federal bank regulatory agency guidelines adopted in June of 2010.

Finally, during the application process for the acquisition of Service1st, we made a written commitment to the FDIC that we will make no change in the directors or executive management of Service1st unless we first receive the FDIC’s non-objection to the proposed change. This commitment will expire three years after the October 28, 2010 completion of the acquisition of Service1st or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada FID terminates.

Recent initiatives

Enacted on October 3, 2008, the Emergency Economic Stabilization Act of 2008 created the Troubled Asset Relief Program (“TARP”), giving the U.S. Treasury Department authority to purchase and insure certain types of troubled assets. One component of TARP is a generally available capital access program known as the Capital Purchase Program under which a financial institution may issue preferred shares and warrants to purchase shares of its common stock to the Treasury. The goal of the Capital Purchase Program was to help stabilize the financial system as a whole and ensure the availability of credit necessary for the country’s economic recovery. Service1st is not a participant in the Capital Purchase Program. Enacted on February 17, 2009, the American Recovery and Reinvestment Act of 2009 includes numerous economic stimulus provisions and makes more restrictive the executive compensation limits applicable to Capital Purchase Program participants.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Dodd-Frank Act is a landmark financial reform bill, changing the current bank regulatory structure and affecting the lending, investment, trading, and operating activities of financial institutions and holding companies. Implementation of the Dodd-Frank Act will require new mandatory and discretionary rulemakings by numerous Federal regulatory agencies. The Dodd-Frank Act includes the following provisions:

•	section 111 establishes a new Financial Stability Oversight Counsel to monitor systemic financial risks. The Board of Governors of the Federal Reserve is given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant non-bank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The Dodd-Frank Act also grants to the Treasury Department, FDIC and the FRB broad new powers to seize, close and wind-down “too big to fail” financial institutions (including non-bank institutions) in an orderly fashion.

•	Title X establishes a new independent Federal regulatory body within the Federal Reserve System that is dedicated exclusively to consumer protection. Known as the Bureau of Consumer Financial Protection, this new regulatory body will assume responsibility for most consumer protection laws, with rulemaking, supervisory, examination, and enforcement authority. It will also be in charge of setting appropriate consumer banking fees and caps. According to Dodd-Frank Act section 1025, the new regulatory body has examination and enforcement authority over banks with more than $10 billion in assets, but section 1026 makes clear that banks with assets of $10 billion or less will continue to be examined by their bank regulators for consumer law compliance. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Consumer Financial Protection Bureau. Although our bank does not currently offer many of these consumer products or services, compliance with any such new regulations would increase our cost of operations and, as a result, could limit our ability to expand into these products and services,

•	section 171 restricts the amount of trust preferred securities that may be considered Tier 1 capital. For depository institution holding companies with total assets of less than $15 billion, trust preferred securities issued before May 19, 2010 may continue to be included in Tier 1 capital, but future issuances of trust preferred securities will no longer be eligible for treatment as Tier 1 capital, and

•	under section 334 the FDIC’s minimum reserve ratio is to be increased from 1.15% to 1.35%, with the goal of attaining that 1.35% level by September 30, 2020; however, financial institutions with assets of less than $10 billion, including Service1st, are to be exempt from the cost of the increase. FDIC insurance coverage of up to $250,000 for deposit accounts is made permanent by section 335, section 343 extends until January 1, 2013 unlimited FDIC insurance for non-interest-bearing demand deposit accounts, more commonly known as checking accounts, and section 627 repeals the longstanding prohibition against financial institutions paying interest on checking accounts.

•	Section 331 changes the way deposit insurance premiums are calculated by the FDIC as well. That is, deposit insurance premiums are calculated based upon an institution’s so-called assessment base. Until the Dodd-Frank Act became law, the assessment base consisted of an institution’s deposit liabilities. Section 331, however, makes clear that the assessment base shall now be the difference between total assets and tangible equity, so in other words the assessment base will take account of all liabilities, not merely deposit liabilities. This change is likely to have a greater impact on large banks, which tend to rely on a variety of funding sources, than on smaller community banks, which tend to rely primarily on deposit funding:

•	the Office of the Comptroller of the Currency’s ability to preempt state consumer protection laws is constrained by section 1044, and because of section 1042 state attorneys general have greater authority to enforce state consumer protection laws against national banks and their operating subsidiaries,

•	section 619 embodies the so-called “Volcker rule,” prohibiting a banking entity from engaging in proprietary trading or from sponsoring or investing in a hedge fund or private equity fund, and

•	imposing a 5% risk retention requirement on securitizers of asset-backed securities, section 941 could have an impact on financial institutions that originate mortgages for sale into the secondary market. Like other provisions of the Dodd-Frank Act, the scope and impact of section 941 will be determined by future rulemaking.

We are evaluating the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations, and prospects. The Dodd-Frank Act could affect the profitability of community banking, require changes in the business practices of community banking organizations, lead to more stringent capital and liquidity requirements, and otherwise adversely affect the community banking business. However, because much of the Dodd-Frank Act will be phased in over time and will not become effective until Federal agency rulemaking initiatives are completed, we cannot predict with confidence precisely how the Dodd-Frank Act will affect community banking organizations. We are confident, however, that short- and long-term compliance costs for all financial organizations, both large and small, will be greater because of the Dodd-Frank Act.

Item 1A —	Risk Factors

As a newly formed public bank holding company, we will incur significant legal, accounting, compliance and other expenses.

As a newly formed public bank holding company, we will incur significant legal, accounting and other expenses. For example, we are required to prepare and file quarterly, annual and current reports with the SEC, as well as comply with a myriad of rules applicable to public companies, such as the proxy rules, beneficial ownership reporting requirements and other obligations. In addition, the Sarbanes-Oxley Act of 2002 and the rules implemented by the SEC in response to that legislation have required significant changes in corporate governance practices of public companies. While we have had to comply with such rules and regulations in the past, we expect these rules and regulations to significantly affect legal and financial compliance, and to make some activities more time-consuming and costly.

Additionally, as a newly formed bank holding company, we are required to prepare supplemental qualitative disclosure regarding our assets and operations as set forth in Article 9 of Regulation S-X and Industry Guide No. 3, which includes information such as portfolio loan composition, yield, costs, loan terms, maturities, re-pricing characteristics, credit ratings and risk elements such as non-accrual and past due items, which will add to our legal and compliance costs going forward.

As the provider of financial services, our business and earnings are significantly affected by general business and economic conditions, particularly in the real estate industry, and accordingly, our business and earnings could be further harmed in the event of a continuation or deepening of the current U.S. recession or further market deterioration or disruption.

The global and U.S. economies and the local economies in the Nevada market, where substantially all of our loan portfolio was originated, experienced a steep decline beginning in 2007, which has continued throughout 2010. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many financial institutions to fail or require government intervention to avoid failure.

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

Our business and earnings are sensitive to general business, economic and market conditions in the United States. These conditions include changes in short-term and long-term interest rates, inflation, deflation, fluctuation in the real estate and debt capital markets, developments in national and regional economies and changes in government policies and regulations.

Our business and earnings are particularly sensitive to economic and market conditions affecting the real estate industry because a large portion of our loan portfolio consists of commercial real estate and construction loans. Real estate values have been declining in Nevada, steeply in some cases, which has affected collateral values and has resulted in increased provisions for loan losses for Nevada banks.

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

The current U.S. recession has resulted in a reduction in the value of many of the real estate assets securing a large portion of our loans. Any increase in the number of delinquencies or defaults would result in higher levels of nonperforming assets, net charge-offs and provisions for loan losses, adversely affecting our results of operations and financial condition.

Our geographic concentration is tied to business, economic and regulatory conditions in Nevada.

Unfavorable business, economic or regulatory conditions in Nevada, where we conduct the substantial majority of our business, could have a significant adverse impact on our business, financial condition and results of operations. In addition, because our business is concentrated in Nevada, and substantially all our loan portfolio originated from Nevada, we could also be adversely affected by any material change in Nevada law or regulation and may be exposed to economic and regulatory risks that are greater than the risks we would face if the business were spread more evenly by geographic region.

Furthermore, the recent decline in Nevada in the value of real estate assets and local business revenues, particularly in the gaming and hospitality industries, could continue and will likely have a significant adverse impact on business, financial conditions and results of operations. There can be no assurance that the real estate market or local industry revenues will not continue to decline. Further erosion in asset values in Nevada could impact our existing loans and could make it difficult for us to find attractive alternatives to deploy our capital, impeding our ability to grow our business.

The Las Vegas market is substantially dependent on gaming and tourism revenue, and the downturn in the gaming and tourism industries has indirectly had an adverse impact on Nevada banks.

The economy of the Las Vegas area is unique in the United States for its level of dependence on services and industries related to gaming and tourism. Regardless of whether a Nevada bank has substantial customer relationships in the gaming and tourism industries, a downturn in the Nevada economy adversely affects the bank’s customers, resulting in an increase in loan delinquencies and foreclosures, a reduction in the demand for products and services, and a reduction of the value of collateral for loans, with an associated adverse impact on the bank’s business, financial condition, results of operations, and prospects.

An event or state of affairs that adversely affects the gaming or tourism industry adversely impacts the Las Vegas economy generally. Gaming and tourism revenue is particularly vulnerable to fluctuations in the economy. Virtually any development or event that dissuades travel or spending related to gaming and tourism adversely affects the Las Vegas economy. The Las Vegas economy is more susceptible than the economies of many other cities to such issues as higher gasoline and other fuel prices, increased airfares, unemployment levels, recession, rising interest rates, and other economic conditions, whether domestic or foreign. Gaming and tourism are also susceptible to political conditions or events, such as military hostilities and acts of terrorism, whether domestic or foreign. In addition, Las Vegas competes with other areas of the country and other parts of the world for gaming revenue, and it is possible that the expansion of gaming operations in other states, such as California, and other countries would significantly reduce gaming revenue in the Las Vegas area.

The soundness of other financial institutions with which we do business could adversely affect us.

The financial services industry and the securities markets have been materially adversely affected by significant declines in values of almost all asset classes and by extreme lack of liquidity in the capital and credit markets. Financial institutions specifically have been subject to increased volatility and an overall loss in investor confidence. Financial institutions are interrelated as a result of trading, clearing, counterparty, investment, or other relationships, including loan participations, derivatives, and hedging transactions and investments in securities or loans originated or issued by financial institutions or supported by the loans they originate. Many of these transactions expose a financial institution to credit or investment risk arising out of default by the counterparty. In addition, a bank’s credit risk may be exacerbated if the collateral the bank holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other exposure. These circumstances could lead to impairments or write-downs in a bank’s securities portfolio and periodic gains or losses on other investments under mark-to-market accounting treatment. We could incur additional losses to our securities portfolio in the future as a result of these issues. These types of losses could have a material adverse effect on our business, financial condition or results of operation. Furthermore, if we are unable to ascertain the credit quality of certain potential counterparties, we may not pursue otherwise attractive opportunities and we may be unable to effectively grow our business.

Our earnings may be significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The Federal Reserve regulates the supply of money and credit in the United States. Federal Reserve policies determine in large part cost of funds for lending and investing and the return earned on those loans and investments, both of which impact net interest margin, and can materially affect the value of financial instruments, such as debt securities. Its policies can also affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies will be beyond our control and difficult to predict or anticipate. To the extent that changes in Federal Reserve policies have a disproportionate effect on our cost of funding or on the health of our borrowers, such changes could materially affect our operating results.

If there was a depletion of the FDIC’s Deposit Insurance Fund, the FDIC could impose additional assessments on the banking industry.

If there was a depletion of the FDIC’s Deposit Insurance Fund, we believe that the FDIC would impose additional assessments on the banking industry. In such case, our profitability would be reduced by any special assessments from the FDIC to replenish the Deposit Insurance Fund. Please see the discussion in the section entitled “Supervision and Regulation — Deposit Insurance.”

The financial services industry is heavily regulated by federal and state agencies.

Federal and state regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the business going forward in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For further discussion of applicable regulations, please see the section entitled “Supervision and Regulation.”

We operate in a highly regulated environment and changes in the laws and regulations that govern our operations, changes in the accounting principles that are applicable to us, and our failure to comply with the foregoing, may adversely affect us.

We are subject to extensive regulation, supervision, and legislation that governs almost all aspects of our operations. See the section entitled “Supervision and Regulation.” The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors, and the deposit insurance funds, not stockholders. Changes in these laws or in applicable accounting principles could make it more difficult and expensive for us to comply with laws, regulations, or accounting principles and could affect the way we conduct business.

Moreover, the United States, state, and foreign governments have taken extraordinary actions to deal with the worldwide financial crisis and the severe decline in the global economy. Many of these actions have been in effect for only a limited time and have produced limited or no relief to the capital, credit, and real estate markets. We cannot assure you that these actions or other actions under consideration will ultimately be successful. Although we cannot reliably predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and stockholders. Compliance with the initiatives may increase our costs and limit our ability to pursue business opportunities.

Any current or future litigation, regulatory investigations, proceedings, inquiries or changes could have a significant impact on the financial services industry.

The financial services industry has experienced unprecedented market value declines caused primarily by the current U.S. recession and real estate market deterioration. As a result of the current market perceptions of stockholder advocacy groups as well as the current U.S. Administration in Washington, D.C., litigation, proceedings, inquiries or regulatory changes are all distinct possibilities for financial institutions. Such actions or changes could result in significant costs. Because we are a relatively new financial institution, any costs and/or burdens imposed by such actions or changes could affect us disproportionately from how they affect our competitors.

The removal or reduction in stimulus activities sponsored by the Federal Government and its agents may have a negative impact on Service1st’s results and operations.

The Federal Government has intervened in an unprecedented manner to stimulate economic growth. Some of these activities have included the following:

•	Target fed funds rates which have remained close to zero percent;

•	Mortgage rates that have remained at historical lows in part due to the Federal Reserve Bank of New York’s $1.25 trillion mortgage-backed securities purchase program;

•	Bank funding that has remained stable through an increase in FDIC deposit insurance to a covered limit of $250,000 per account from the previous coverage limit of $100,000; and

•	Housing demand that has been stimulated by homebuyer tax credits.

The expiration or rescission of any of these programs may have an adverse impact on Service1st’s operating results by increasing interest rates, increasing the cost of funding, and reducing the demand for loan products, including mortgage loans.

Current market volatility and industry developments may adversely affect business and financial results.

The volatility in the capital and credit markets along with the housing declines during the last few years has resulted in significant pressure on the financial services industry. If current volatility and market conditions continue or worsen, there can be no assurance that the financial services industry, results of operations or the business will not continue to be significantly adversely impacted. We may have further increases in loan losses, deterioration of capital or limitations on their access to funding or capital, if needed.

Further, if other financial institutions fail to be adequately capitalized or funded, it may negatively impact business and financial results. In the past, we have routinely interacted with numerous financial institutions in the ordinary course of business and have therefore been exposed to operational and credit risk to those institutions. Failures of such institutions may significantly adversely impact our operations going forward.

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

Material breaches in security of Service1st’s systems may have a significant effect on Service1st’s business.

Service1st collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Service1st and third party service providers. Service1st has security, backup and recovery systems in place, as well as a business continuity plan to ensure the system will not be inoperable. Service1st also has security to prevent unauthorized access to the system. In addition, Service1st requires its third party service providers to maintain similar controls. However, Service1st cannot be certain that the measure will be successful. A security breach in the system and loss of confidential information could result in losing the customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

Service1st’s necessary dependence upon automated systems to record and process its transaction volume poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. Service1st may also be subject to disruptions of its operating systems arising from events that are beyond its control (for example, computer viruses or electrical or telecommunications outages). Service1st is further exposed to the risk that its third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as Service1st). These disruptions may interfere with service to Service1st’s customers and result in a financial loss or liability.

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

In addition, loan volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with increased loan originations. Conversely, in rising interest rate environments, loan repayment rates decline and in a falling interest rate environment loan repayment rates increase. We cannot assure you that we will be able to minimize our risk exposure to changing interest rates. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.

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

Our ability to increase our market share will depend, in part, on our ability to create and adapt products and services to evolving industry standards. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce net interest margin and revenues from fee-based products and services. In addition, the widespread adoption of new technologies, including internet-based services, could require us to make substantial expenditures to modify or adapt our existing products and services. We may not successfully introduce new products and services, achieve market acceptance of products and services and/or be able to develop and maintain loyal customers. As a condition to obtaining FDIC approval for Western Liberty Bancorp to acquire Service1st Bank of Nevada, Western Liberty agreed during the first three years of operation that Service1st Bank would not make any major deviation or material change to the business plan submitted as part of Western Liberty Bancorp’s application to acquire Service1st Bank of Nevada. Until such time as the FDIC terminates the September 1, 2010 Consent Order, we believe the FDIC will be reluctant to permit the bank to make a major deviation or material change in the FDIC-approved business plan unless the proposed change to the FDIC-approved business plan would lower the risk profile of the bank. The application approval condition prohibiting a material change to the FDIC-approved business plan may limit the bank’s ability to introduce new products or services until the FDIC terminates the Consent Order. See the Risk Factor disclosure captioned “Bank regulatory restrictions with the FDIC and the Nevada Financial Institutions Division are likely to limit growth and new product development that were not in the business plan approved by bank regulators at the time Western Liberty Bancorp was approved to acquire Service1st Bank of Nevada.”

The historical financial information included in this Form 10-K is not necessarily indicative of our future performance.

The historical financial information included in this Form 10-K is not necessarily indicative of future financial position, results of operations and cash flows. The results of future periods may be different as a result of, among other things, the additional costs associated with being a public bank holding company and the pace of growth of our business in the future, which is likely to differ from the historical growth reflected in the financial information presented herein.

Service1st has experienced significant losses since it began operations in January of 2007. There is no assurance that it will become profitable.

Service1st commenced operations as a commercial bank on January 16, 2007, with initial capital of $50.0 million. Since inception, Service1st has not been profitable. To some extent, the lack of profitability is attributable to the start-up nature of its business; time is required to build assets sufficient to generate enough interest income to cover operating expenses. However, in addition to the customary challenges of building profitability for a start-up bank, Service1st has experienced deterioration in the quality of its loan portfolio, largely as a result of the challenging economic conditions in the Nevada market during the last two years. As a result, Service1st experienced losses of $4.2 million in 2007, $5.1 million in 2008, $17.4 million in 2009 and $8.7 million through October 28, 2010.

We have incurred certain transitional expenses that are relatively large in proportion to the scale of our operations. In addition, we have no earnings history and there is no guarantee that we will ever be profitable or be able to successfully implement an effective business model. In order for Service1st to become profitable, we believe that we will need to attract a larger amount of deposits and a larger portfolio of loans than Service1st currently has. We must avoid further deterioration in Service1st’s loan portfolio and increase the amount of its performing loans so that the combination of Service1st’s net interest income and non-interest income, after deduction of its provision for loan losses, exceeds Service1st’s non-interest expense. The source of the majority of Service1st’s loan losses can be traced primarily to real estate loans that were reliant on continuation of a growing and prosperous economic environment. Beginning in early to mid-2008, increased emphasis on underwriting standards and risk selection was introduced, which effectively discontinued the making of construction, land development, other land loans and any other loans in which the primary source of repayment was subject to greater risk than our current standards would require (such as repayment from proceeds from sales, rentals, leases or refinancing, including permanent take out financing) or based upon projections, unless such loans were accompanied by additional financial support from the borrowers or guarantors. Service1st’s future profitability may also be dependent on numerous other factors, including the success of the Nevada economy and favorable government regulation. The Nevada economy has experienced a significant decline in recent years due to the current economic climate. This economy, in which substantially all of Service1st’s loans have been made, continues to exhibit weakness, and there can be no assurance that further material losses will not be experienced in the portfolio. Continued deterioration of the national and/or local economies, adverse government regulation or our inability to grow our business could affect our ability to become profitable. If this happens, there continues to be a risk that we will not operate on a profitable basis in the near or long term, and Service1st may never become profitable.

Further deterioration in the quality of our loan portfolio may result in additional charge-offs which will adversely affect our operating results.

During the last two years, Service1st suffered from a deterioration in the quality of its loan portfolio. The depressed economic conditions in Nevada which contributed significantly to this deterioration are expected to continue throughout 2011. As of December 31, 2010, performing loans that are classified as potential problem loans constituted approximately 11.7% of total loans. See the section entitled “Management’s Discussion & Analysis of Service1st Bank of Nevada — Financial Condition.”

A significant source of risk arises from the possibility that the Company could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. This risk is normally addressed by means of an allowance for loan losses in the amount of management’s estimate of losses inherent in Service1st’s loan portfolio. As explained in Note 1. “Nature of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements, the Company was required under generally accepted accounting principles to estimate the fair value of its loan portfolio after the close of business on October 28, 2010 (the “Transaction Date”) and write the loan portfolio down to that fair value estimate. For most loans, this meant computing the net present value of estimated cash flows to be received from borrowers. The allowance for loan and lease losses that had been maintained as an estimate of losses inherent in the loan portfolio was eliminated in this accounting. A new allowance for loan and lease losses will be established for loans made subsequent to the Transaction Date and for any subsequent lowering of the estimate of cash flows to be received from the loans held by Service1st that had shown evidence of credit deterioration since origination.

The estimate of fair value as of the Transaction Date was based on economic conditions at the time and on management’s projections regarding both future economic conditions and the ability of Service1st’s borrowers to continue to repay their loans. However, the estimate of fair value may prove to be overly optimistic and Service1st may suffer losses in excess of those estimated as of that date. The allowance for loan and lease losses established for new loans or for revised estimates may prove to be inadequate to cover actual losses, especially if economic conditions worsen.

While management believes that both the estimate of fair value and the allowance for loan and lease losses are adequate to cover current losses, no underwriting and credit monitoring policies and procedures that Service1st could adopt to address credit risk could provide complete assurance that there will not be unexpected losses. These losses could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, the FDIC periodically evaluates the adequacy of Service1st’s allowance for loan losses and may require Service1st to increase its provision for loan losses or recognize further loan charge-offs based on judgments different from those of management.

A substantial portion of our loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

As of December 31, 2010, approximately 31.00% of Service1st’s loan portfolio consists of loans maturing within one year. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow maybe materially less than when the loan originated. This could result in a significant decline in the performance of our loan portfolio.

We rely upon independent appraisals to determine the value of the real estate which secures a significant portion of Service1st’s loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

A significant portion of Service1st’s loan portfolio consists of loans secured by real estate. As of December 31, 2010, approximately 66.04% of Service1st’s loans were secured by real estate. We rely upon independent appraisers to estimate the value of the real estate which secures Service1st’s loans. Appraisals may reflect the estimated value of the collateral on an “as-is” basis, an “as-stabilized” basis or an “as-if-developed” basis, depending upon the loan type and collateral. Raw land generally is appraised at its “as-is” value. Income producing property may be appraised at its “as-stabilized” value, which takes into account the anticipated cash flow of the property based upon expected occupancy rates and other factors. The collateral securing construction loans may be appraised at its “as-if-developed” value, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if-developed” values on construction loans often exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser.

Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. With respect to appraisals conducted on an “as-if-developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the “as-if-developed” appraised value. As a result of any of these factors, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the outstanding balance of the loan.

We currently are not permitted to expand by acquisition

During the application process for the acquisition of Service1st by WLBC, we made a number of commitments to the FDIC. We assured the FDIC in writing during the application process that we will not seek to expand by acquisition until Service1st is restored to a satisfactory condition, which at a minimum means that the September 1, 2010 Consent Order between the FDIC and the bank must first be terminated. Until that occurs, any growth on Service1st’s part must be the result of organic growth in the bank’s existing business. Prior to the acquisition of Service1st, Western Liberty had announced an intended business strategy of using Service1st as the platform to grow through acquisition of failed banks. By committing to the FDIC that Western Liberty would only acquire Service1st with the immediate and near-term plans to restore Service1st to a safe and sound, and profitable, institution, growth through acquisition of failed banks was excluded from the application terms that the FDIC approved. Although these growth restrictions limit our opportunities currently, such restrictions typically would not survive a future acquisition, assuming the acquirer is a well-established banking organization considered by Federal and state bank regulatory agencies to be well capitalized and well managed.

Bank regulatory restrictions with the FDIC and the Nevada Financial Institutions Division are likely to limit growth and new product development that were not in the business plan approved by bank regulators at the time Western Liberty Bancorp was approved to acquire Service1st Bank of Nevada.

As a condition to securing bank regulatory approval from the FDIC and the Nevada Financial Institutions Division to acquire Service1st Bank, we also agreed to seek advance approval both from the FDIC and the Nevada Financial Institutions Division for any major deviation from the Service1st Bank three year business plan that we submitted during the acquisition application process.

The Service1st Bank three year business plan approved by the FDIC and the Nevada Financial Institutions Division provides for modest loan growth funded by core deposits and Federal Home Loan Bank borrowing. Any growth in Service1st that occurs is expected to be the result of organic growth within the bank’s existing market and its existing business profile, without reliance on strategies such as acquisitions, branch additions, brokered deposits, above-market-rate deposit pricing, or significant expansion of the bank’s market or the bank’s product and service offerings. Service1st is and will remain primarily a business bank, with a target market of professionals and small and medium-sized businesses in southern Nevada principally and potentially elsewhere as well. Service1st has and will continue to have a significant concentration in commercial real estate lending, with significant construction and land development lending and commercial and industrial lending as well and, to a much lesser degree, consumer lending. To manage the risks of commercial real estate lending, we anticipate that an increasing percentage of Service1st commercial real estate lending concentration will come to be represented by owner-occupied properties and less so by non-owner-occupied commercial real estate investment properties. Until the FDIC’s September 1, 2010 Consent Order is terminated, we believe the FDIC and the Nevada Financial Institutions Division are unlikely to agree to a major deviation or material change in our approved business plan unless the major deviation would reduce the risk profile o f the bank. As a result, we may not be able to implement new business initiatives, and our ability to grow may be inhibited.

In addition to the application approval condition that we would not make any material change in the approved three year business plan, Service1st Bank is subject to special supervisory conditions applicable to newly chartered (so called, “de novo”) banks for a probationary period of seven years. During such probationary period, we are required to operate within the parameters of a business plan submitted to the FDIC (an amended version of which was most recently submitted during application processing for the acquisition of Service1st), and to provide the FDIC 60 days’ advance notice of any proposed material change or material deviation from the business plan, before making any such change or deviation. During the seven-year de novo period, we will remain on a 12-month risk management examination cycle. Consequently, we will be under a high degree of regulatory scrutiny, at least through January, 2014, and proposed new business initiatives not included in the business plan submitted to the FDIC will require prior FDIC approval.

As a commitment made to the FDIC during acquisition application processing, we also agreed to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013 or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada Financial Institutions Division terminates. We also agreed that for that same time period we will make no change in the directors or executive management of Service1st unless we first receive the FDIC’s non-objection to the proposed change.

Service1st is subject to regulatory restrictions, including a Consent Order, that restricts its operations, affect its ability to obtain regulatory approval for future initiatives requiring such approval and to hire and retain qualified senior management.

In May of 2009, Service1st entered into a Memorandum of Understanding (“MOU”) with the FDIC and the Nevada FID. Pursuant to the MOU, Service1st agreed, among other initiatives, to develop and submit a comprehensive strategic plan covering at least a three-year operating period; to reduce the level of adversely classified assets and review loan grading criteria and procedures to ensure accurate risk ratings; to develop a plan to strengthen credit administration of construction and land loans (including the reduction of concentration limits in land, construction and development loans and the improvement of stress testing of commercial real estate loan concentrations); to review its methodology for determining the adequacy of the allowance for loan and lease losses; and to correct apparent violations listed in its most recent report of examination.

In addition, since mid-2009, Service1st has been required (i) to provide the FDIC with at least 30 days’ prior notice before appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer; and (ii) to obtain FDIC approval before making (or agreeing to make) any severance payments (except pursuant to a qualified pension or retirement plan and certain other employee benefit plans). The FDIC is likely to use the prior notice requirement in practice as a means of objecting to the appointment of new directors or senior executives (or changes in the responsibilities of senior executives) it deems not qualified for the positions sought (or to changes in the responsibilities of senior executives it deems not qualified for the new responsibilities proposed). These regulatory requirements could make it more difficult for us to retain and hire qualified senior management. These regulatory restrictions will remain in effect until modified or terminated by the regulators.

On September 1, 2010, Service1st, without admitting or denying any possible charges relating to the conduct of its banking operations, agreed with the FDIC and the Nevada FID to the issuance of a Consent Order. The Consent Order supersedes the MOU. Under the Consent Order, Service1st has agreed, among other things, to: (i) assess the qualification of, and have retained qualified, senior management commensurate with the size and risk profile of Service1st; (ii) maintain a Tier I leverage ratio at or above 8.5% (as of December 31, 2010, Service1st’s Tier I leverage ratio was at 18.1%) and a total risk-based capital ratio at or above 12% (as of December 31, 2010, Service1st’s total risk-based capital ratio was at 31.0%); (iii) continue to maintain an adequate allowance for loan and lease losses; (iv) not pay any dividends without prior bank regulatory approval; (v) formulate and implement a plan to reduce Service1st’s risk exposure to adversely classified assets; (vi) not extend additional credit to any borrower whose loan has been charged-off or classified “loss”; (vii) not extend any additional credit to any borrower whose loan has been classified as “substandard” or “doubtful” without prior approval from Service1st’s board of directors or loan committee; (viii) formulate and implement a plan to reduce risk exposure to its concentration in commercial real estate loans in conformance with Appendix A of Part 365 of the FDIC’s Rules and Regulations; (ix) formulate and implement a plan to address profitability; and (x) not accept brokered deposits (which includes deposits paying interest rates significantly higher than prevailing rates in Service1st’s market area) and reduce its reliance on existing brokered deposits, if any.

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

The trading volume of the Company’s common stock is limited.

The Company’s common stock trades on Nasdaq under the symbol “WLBC” and trading volume is modest. The limited trading market for the common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies, as compared to a more actively traded stock. It may also make it more difficult to dispose of the common stock at expected prices, especially for holders seeking to dispose of a large number of such stock.

If we are unable to effectively maintain a system of internal control over financial reporting, we may not be able to accurately or timely report financial results, which could materially adversely affect our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that a public company evaluate the effectiveness of its internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in its annual report on Form 10-K for that fiscal year. Our ability to comply with the annual internal control report requirements of Section 404 depends on the effectiveness of our financial reporting and data systems and controls across our operations. We expect the implementation of these systems and controls to involve significant expenditures, and our systems and controls will become increasingly complex. To effectively implement these systems and manage this complexity, we will likely need to continue to improve our operational, financial and management controls and our reporting systems and procedures.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing the inherent losses in Service1st’s loan portfolio. As of December 31, 2010, our allowance for loan and lease losses was $36,000. This allowance relates to new loan originations of $995,000 since acquisition date as there has been no additional credit deterioration in the portfolio acquired that has not been reflected in the fair value estimate as of the date of acquisition.

Pursuant to the acquisition method of accounting for business combinations, the allowance for loan losses from acquired entities does not transfer to the acquiring entity. In addition, the acquiring bank should establish loan loss allowances for the acquired held-for-investment loans in periods after the acquisition, but only for losses incurred on these loans due to credit deterioration after acquisition. Therefore, management will determine the provision for loan losses based upon an analysis of general market conditions, credit quality of the loan portfolios, and performance of customers relative to their financial obligations. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond our control and such losses may exceed the allowance for estimated loan losses. Although we expect that the allowance for estimated loan losses will be adequate to absorb any inherent losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of the loan portfolio deteriorates. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it could have a negative effect on our results of operations and financial condition.

If we are unable to recruit and retain experienced management personnel and recruit and retain additional qualified personnel, our business and prospects could be adversely affected.

Our success depends in significant part on our ability to retain senior executives and other key personnel in technical, marketing and staff positions. There can be no assurance that we will be able to successfully attract and retain highly qualified key personnel, either in existing markets and market segments or in new areas that we may enter. If we are unable to recruit and retain an experienced management team or recruit and retain additional qualified personnel, our business, and consequently our sales and results of operations, may be materially adversely affected.

We have approximately 40 full-time equivalent, non-union employees. We seek to employ adequate staffing commensurate with levels of banking activities and customer service requirements for a community bank.

Our success depends in part on our ability to retain key customers, and to hire and retain management and employees and successfully manage the broader organization. Competition for qualified individuals may be intense and key individuals may depart because of issues relating to the uncertainty and difficulty of integration or a general desire not to remain with us. Furthermore, we will face challenges inherent in efficiently managing an increased number of employees. Accordingly, no assurance can be given that we will be able to attract and retain key customers, management or employees, which could result in disruption to our business and negatively impact our operations and financial condition.

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

Our operations could be impacted by changes in the legal and business environments in which we operate, as well as the outcome of ongoing government and internal investigations and legal proceedings. Also, as a result of new laws and regulations or other factors, we could be required to curtail or cease certain operations. Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of audits by various tax authorities, and the ability to fully utilize any tax loss carry forwards and tax credits. These changes could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.

The value of the Federal Home Loan Bank stock that we own could be adversely affected by weakness in the FHLB system.

Service1st is a member of the FHLB of San Francisco, which is one of the twelve regional banks comprising the FHLB System. The FHLB provides credit for member financial institutions. The 12 FHLBs obtain their funding primarily through issuance of consolidated obligations of the FHLB System. The U.S. government does not guarantee these obligations, and each of the 12 FHLBs is jointly and severally liable for repayment of the debt of the other FHLBs. Therefore, our investment in the equity stock of the FHLB of San Francisco could be adversely affected by the operations of the other FHLBs. Certain FHLBs, including the FHLB of San Francisco, have experienced lower earnings from time to time and have paid out lower dividends to their members. If an FHLB’s capital drops below 4% of its assets, restrictions on the redemption or repurchase of member banks’ FHLB stock are imposed by law. If FHLBs are restricted from redeeming or repurchasing member banks’ FHLB stock due to adverse financial conditions affecting either individual FHLBs or the FHLB system as a whole, member banks may be required to recognize an impairment charge on their FHLB equity stock investments. Future problems at the FHLBs could have an impact on the collateral necessary to secure borrowings and limit the borrowings extended to member banks, as well as require additional capital contributions by member banks. If this occurs, our short-term liquidity needs could be adversely affected. If we are restricted from using FHLB advances due to weakness in the FHLB System or weakness at the FHLB of San Francisco, we may be forced to find alternative funding sources. These alternative funding sources may include seeking lines of credit with third party banks or the Federal Reserve Bank of San Francisco, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

Our legal lending limit could be a competitive disadvantage.

Service1st’s legal lending limit is approximately $8.9 million as of December 31, 2010. Accordingly, the size of the loans which we can offer to potential clients is less than the size of loans our competitors with larger lending limits can offer. Our legal lending limit affects our ability to seek relationships with the area’s larger and more established businesses. Through our previous experience and relationships with a number of the region’s other financial institutions, we are generally able to accommodate loan amounts greater than our legal lending limit by selling participations in those loans to other banks, although we tend to retain a significant portion of the loans we originate. However, we cannot assure you of any success in attracting or retaining clients seeking larger loans or (taking into account the economic downturn and its effects on other financial institutions) that we can engage in participation transactions for those loans on terms favorable to us.

Item 1B —	Unresolved Staff Comments

Not applicable.

Item 2 —	Properties

We operate from three leased locations. We maintain our principal executive offices at 8363 West Sunset Road, Suite 350, in Las Vegas, Nevada 89113. We also have two banking offices, one located at 8349 West Sunset Road Suite B, Las Vegas, Nevada 89113, and the other at 8965 South Eastern Avenue Suite 190, Las Vegas Nevada 89123.

Item 3 —	Legal Proceedings

From time to time Service1st Bank is involved in legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the business or financial condition of Western Liberty Bancorp or Service1st Bank, either individually or in the aggregate.

Item 4 —	[reserved]

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information — The Common Stock is listed on the Nasdaq Global Market (“Nasdaq”), trading under the symbol “WLBC.” Our outstanding securities listed on Nasdaq consist solely of shares of common stock. The following table sets forth for each quarter in the years ended December 31, 2010 and 2009 the high and low sales price of our units, Common Stock and warrants.

	Units		Common stock		Warrants
	High	Low	High	Low	High	Low

2009
First quarter	$9.55	$9.15	$9.48	$9.14	$0.17	$0.08
Second quarter	9.76	9.48	9.69	9.44	0.23	0.09
Third quarter	10.70	9.90	9.89	9.65	1.20	0.20
Fourth quarter	10.30	7.75	9.83	6.42	1.20	0.55
2010
First quarter	8.60	7.95	8.04	6.18	0.80	0.35
Second quarter	7.50	7.00	9.00	5.75	0.45	0.22
Third quarter	7.50	7.50	7.80	4.80	0.30	0.18
Fourth quarter	7.50	7.50	7.80	4.80	0.30	0.18

Trading under the symbol “WLBC,” our Common Stock has been listed on the Nasdaq since October 29, 2010, trading immediately prior to that on the Over-the-Counter (OTC) Bulletin Board, an electronic stock listing service provided by the Nasdaq Stock Market, Inc. Our Common Stock was listed on the New York Stock Exchange AMEX until approximately February 25, 2010. The figures in the table above are the high and low prices as reported on Nasdaq, the OTC Bulletin Board, or the New York Stock Exchange Amex during the applicable time periods. As a result of Acquisition, our only publicly traded security is our Common Stock.

Holders of Common Equity

On March 29, 2011, there were approximately 197 holders of record of our public common stock. Such numbers do not include beneficial owners holding shares, or holders of our private shares. On March 29, 2011, there were approximately 71 holders of record private shares.

Dividends

We have never paid cash dividends on our Common Stock and we do not intend to pay cash dividends for the foreseeable future. The payment of dividends will depend on our revenues and earnings, if any, capital requirements, and general financial condition. The payment of dividends will be within the discretion of our board of directors. The board currently intends to retain any earnings for use in our business operations. Service1st Bank’s ability to pay dividends to us is subject to bank regulatory restrictions. In addition, by the terms of the September 1, 2010 Consent Order, Service1st Bank cannot pay cash dividends unless it first obtains the written consent of the FDIC and the Commissioner of the Nevada FID.

Recent sales of unregistered securities

On July 16, 2007, we issued 8,575,000 shares of Common Stock in private placement transactions for the purchase price of $0.001 per share. On August 1, 2007, we issued 25,000 shares in private placement transactions for the purchase price of $0.001 per share. On September 28, 2007, we issued 25,000 shares in private placement transactions for the purchase price of $0.001 per share. In total, prior to our initial public offering, we issued 8,625,000 shares in private placement transactions for an aggregate amount of $8,625 in cash. Of those shares, 637,786 were redeemed because the underwriters did not fully exercise their over-allotment option, resulting in a total of 7,987,214 shares issued in private placements and remaining outstanding after the redemption.

On August 1, 2007, our former Chief Executive Officer agreed to purchase 1,000,000 warrants to acquire our common stock, completing the purchase of the warrants immediately prior to the consummation of our initial public offering on November 27, 2007. On October 19, 2007, Hayground Cove Asset Management LLC, our former sponsor (“Hayground Cove”), agreed to purchase 7,500,000 warrants to acquire our Common Stock, completing the purchase of the warrants immediately prior to the consummation of our initial public offering on November 27, 2007. On July 20, 2009, we entered into a Private Shares Restructuring Agreement with Hayground Cove. Under the terms of the Private Shares Restructuring Agreement, 7,618,908 of the 7,987,214 shares issued in private placements (and remaining outstanding after the redemption of 637,786 shares), constituting more than 95% of those shares, were cancelled and exchanged for warrants to acquire our Common Stock. After the cancellation and exchange provided by the terms of the Private Shares Restructuring Agreement, there were outstanding a total of 16,118,908 warrants to acquire Common Stock and 368,306 shares issued in private placements.

On September 27, 2010, we entered into an Amended Warrant Agreement with our warrant agent, Continental Stock Transfer & Trust Company. By the terms of the Amended Warrant Agreement, all outstanding warrants were exercised for one thirty-second (1/32) of one share of our common stock concurrently with completion of the Acquisition. As a result, we issued 1,502,088 shares of Common Stock and paid each warrant holder $0.06 for each warrant exercised. The Common Stock issuable upon exercise of the warrants was previously registered under the Exchange Act during WLBC’s initial public offering, and such shares were freely tradable immediately upon issuance.

Concurrently with completion of the Acquisition, we issued restricted stock to William E. Martin, who became a member of our board of directors and serves as our Chief Executive Officer and as Chief Executive Officer of Service1st, and George A. Rosenbaum, Jr., our Chief Financial Officer and the Executive Vice President of Service1st. Mr. Martin received 155,279 shares of restricted stock, equal to $1.0 million divided by the $6.44 closing price of the common stock on October 28, 2010, in consideration for his future services in accordance with the terms of his employment agreement. Mr. Rosenbaum received 38,819 shares of restricted stock, equal to $250,000 divided by the $6.44 closing price of the common stock on October 28, 2010, in consideration for his future services in accordance with the terms of his employment agreement. The shares of restricted stock granted to each of Messrs. Martin and Rosenbaum will vest 20% on each of the first, second, third, fourth, and fifth anniversaries of the October 28, 2010 acquisition completion date, subject to Messrs. Martin’s and Rosenbaum’s respective and continuous employment through each vesting date. Fifty percent of the shares of restricted stock that vest in accordance with the prior sentence will remain restricted stock that will vest upon a termination of the holder’s employment for any other reason than (x) by us for cause, or (y) by the holder without good reason before October 28, 2015. The restricted stock is subject to restrictions on transfer for one year after each vesting date.

In consideration of their substantial service to and support of Western Liberty Bancorp during the period in which we sought the requisite regulatory approval to become a bank holding company and to acquire Service1st Bank, on October 28, 2010 each of Jason N. Ader, our former Chairman and Chief Executive

Officer and a current member of our board of directors, Daniel B. Silvers, our former President, Andrew P. Nelson, our former Chief Financial Officer and a former member of our board, Michael Tew, an outside consultant, and Laura Conover-Ferchak, an outside consultant, entered into Letter Agreements providing for a grant of restricted stock units, as follows: Mr. Ader, 50,000 restricted stock units; Mr. Silvers, 100,000 restricted stock units; Mr. Nelson, 25,000 restricted stock units; Mr. Tew, 20,000 restricted stock units; and Mrs. Conover-Ferchak, 5,000 restricted stock units. Each restricted stock unit is immediately and fully vested and will be settled for one share of our common stock on the earlier to occur of (x) a change of control and (y) October 28, 2013. Finally, in consideration of their substantial service to and support during the period in which we sought regulatory approval to become a bank holding company and to acquire Service1st Bank, on October 28, 2010 we made a one-time grant of 50,000 shares of Common Stock to each of Michael Frankel, the current Chairman of the board, Richard A.C. Coles, a current member of our board of directors, and Mark Schulhof, a former member of the board of directors.

The foregoing sales of securities were deemed to be exempt from the registration under the Securities Act of 1933 in reliance on section 3(a)(9) or section 4(2) of the Securities Act, as applicable. In addition, the future issuance of Common Stock underlying the restricted stock units will be similarly exempt. The purchasers of the securities issued in private placements represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments representing the securities issued in the transactions.

Issuer purchases of equity securities in the fourth quarter

There were no repurchases of any of our securities in the fourth quarter of 2010.

Item 6 —	Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION — WESTERN LIBERTY BANCORP (WLBC)

WLBC’s balance sheet data for the years ended December 31, 2010, 2009 and 2008 and related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2010, 2009 and 2008, are derived from WLBC’s audited financial statements, which are included elsewhere in this Form 10-K.

Information for December 31, 2010 includes the two months of operations of Service1st and the related balances.

This information should be read together with WLBC’s audited financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — WLBC” and other financial information included elsewhere in this Form 10-K. The historical results included below and elsewhere in this Form 10-K are not indicative of the future performance of WLBC.

Selected Financial Data of WLBC

Set forth below are selected financial data of WLBC for the years ended December 31, 2010, 2009 and 2008. You should read this information in conjunction with WLBC’s audited financial statements and notes to the financial statements included elsewhere in this Form 10-K.

WESTERN LIBERTY BANCORP
SELECTED FINANCIAL DATA

	Years Ended December 31,
	2010(3)	2009		2008
	($ in thousands except per share data)

Selected Results of Operations Data:
Interest income	$1,530		$139		$5,691
Interest expense	115		—		—

Net interest income	1,415		139		5,691
Provision for loan losses	36		—		—

Net interest (loss) income after provision for loan losses	1,379		139		5,691
Non-interest income	108		—		—
Non-interest expense	9,137		15,037		7,244

Net Loss	$(7,650)		$(14,898)		$(1,553)

Per Share data:
Net loss per common share	$(0.65)		$(0.45)		$(0.05)
Book Value(5)	$6.22		$8.02		$5.34
Selected Balance Sheet Data:
Total Assets	$257,546		$88,520		$318,395
Cash and cash equivalents	103,227		87,969		1,446
Certificates of deposit(4)	26,889		—		—
Securities, available for sale	1,819		—		—
Securities, held to maturity	5,314		—		—
Gross loans, including net deferred loan fees	106,259		—		—
Allowance for loan losses	36		—		—
Deposits	160,286		—		—
Stockholders’ equity	93,829		87,891		213,145
Value of common stock which may be redeemed for cash	—		—		94,984
Performance Ratios:
Net interest margin(1)	3.33%		N/A		N/A
Efficiency ratio(2)	599.93%		N/A		N/A
Return on average assets	(2.60)%		N/A		N/A
Return on average equity	(5.89)%		N/A		N/A
Asset Quality:
Nonperforming loans(6)	$10,426	$	N/A	$	N/A
Allowance for loan losses as a percentage of nonperforming loans(6)	0.35%		N/A		N/A
Allowance for loan losses as a percentage of portfolio loans	0.03%		N/A		N/A
Nonperforming loans as a percentage of total portfolio loans(6)	9.81%		N/A		N/A
Nonperforming loans as a percentage of total assets(6)	4.05%		N/A		N/A
Net charge-offs to average portfolio loans	0.00%		N/A		N/A
Capital Ratios:
Average equity to average assets	44.11%		68.73%		67.11%
Tier 1 equity to average assets	30.5%		N/A		N/A
Tier 1 Risk-Based Capital ratio	68.4%		N/A		N/A
Total Risk-Based Capital ratio	68.8%		N/A		N/A

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents non-interest expenses as a percentage of the total of net interest income plus non-interest income.

(3)	Service1st was acquired in 100% stock exchange on October 28, 2010. Thus, the 2010 data represents a full year for WLBC and a partial year (two months) for Service1st.

(4)	Certificates of deposit issued by other banks with original maturities greater than three months.

(5)	Book value is calculated by dividing total stockholder’s equity at December 31 by the number of shares outstanding as of December 31.

(6)	Nonperforming loans includes PCI loans for which no contractual interest is being recorded.

Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — WESTERN LIBERTY BANCORP

The following discussion and analysis should be read in conjunction with WLBC’s audited financial statements and notes to the financial statements included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements” may cause actual results to differ materially from those projected in the forward-looking statements.

Overview

Business of WLBC:  WLBC became a bank holding company on October 28, 2010 with consummation of the Acquisition. Although our goal in 2007, when it was established as a special purpose acquisition company, was to identify for acquisition domestic and international operating companies engaged in the consumer products and services business, by the spring of 2009, we determined that the banking industry had become an attractive investment opportunity, particularly the community banking industry in Nevada. In October of 2009, we changed our name to Western Liberty Bancorp and eliminated the special purpose acquisition company features of our governing documents. In October 2009, we also began in earnest the process that concluded on October 28, 2010 with the acquisition of Service1st. Our sole subsidiary is Service1st. We currently conduct no business activities other than acting as the holding company of Service1st.

As bank holding company, operating from its headquarters and two retail banking locations in the greater Las Vegas area, WLBC provides a variety of loans to its customers, including commercial real estate loans, construction and land development loans, commercial and industrial loans, Small Business Administration (“SBA”) loans, and to a lesser extent consumer loans. As of December 31, 2010, loans secured by real estate constituted 66.04% of WLBC’s loan portfolio. This ratio is calculated by adding together loans secured by real estate at December 31, 2010 (construction, land development and other land loans of $5.9 million, commercial real estate loans of $55.0 million and residential real estate loans of $9.2 million, which total $70.1 million of loans secured by real estate) and dividing this balance by Gross Loans of $106.3 million at December 31, 2010. WLBC relies on locally-generated deposits to provide WLBC with funds for making loans. The majority of its business is generated in the Nevada market.

WLBC generates substantially all of its revenue from interest on loans and investment securities and service fees and other charges on customer accounts. This revenue is offset by interest expense paid on deposits and other borrowings and non-interest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as customer deposits and other borrowings used to fund those assets. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities and the level of nonperforming assets combine to affect net interest income.

WLBC receives fees from its deposit customers in the form of service fees, checking fees and other fees. Other services such as safe deposit and wire transfers provide additional fee income. WLBC may also generate income from time to time from the sale of investment securities. The fees collected by WLBC are found under

“Non-interest Income” in the statements of operations contained within WLBC’s audited financial statements for the year ended December 31, 2010 (which are included elsewhere in this Form 10-K). Offsetting these earnings are operating expenses referred to as “Non-Interest Expense” in the statements of operations. Because banking is a very people intensive industry, the largest operating expense is employee compensation and related expenses.

Local Economic Conditions.  According to the National Bureau of Economic Research, the United States economy entered into the longest and most severe recession in the post-war year beginning in December of 2007. The recession and continued economic downturn have been deeply felt in the greater Las Vegas area. Beginning in 2008, job losses, declining real property values, low consumer and business confidence levels and increasing vacancy and foreclosure rates for commercial and residential property dramatically affected the Las Vegas economy. According to a monthly report produced by The Center for Business & Economic Research at the University of Nevada Las Vegas (the “CBER Report”), the local unemployment rate in Las Vegas rose from 5.6% as of December 31, 2007, to 9.1% as of December 31, 2008, to 13.1% at December 31, 2009 and to 14.9% at December 31, 2010. In addition, new home sales decreased 53.4% from December 2007 to December 2008, falling a further 25.7% from December 2008 to December 2009 and down 27.3% from December 2009 to December 2010. During the same year, median new home prices decreased 21.7% from December 2007 to December 2008, decreased 11.2% from December 2008 to December 2009 and decreased 0.3% from December 2009 to December 2010. Although new home sales decreased by 27.3% for the year ended December 31, 2010 compared to the same year in 2009, median new home prices continued to decrease by 0.3% for the year ended December 31, 2010 compared to the same year in 2009. The national recession also adversely affected tourism and Las Vegas’ critical gaming industry. According to the CBER Report, Las Vegas area gaming revenues decreased 18.4% from December 2007 to December 2008, decreased 2.4% from December 2008 to December 2009, and decreased 4.7% for the year ended December 31, 2010 compared to same year for 2009. Data derived from The Applied Analysis, Las Vegas Market Reports (2nd quarter 2010) shows that Las Vegas vacancy rates for office, industrial and retail space rose from December 31, 2007 to December 31, 2008 to December 31, 2009 to December 31, 2010: office — from 13.6%, to 17.3%, to 23.0%, to 24.2%; industrial — from 6.6%, to 8.9%, to 13.7%, to 16.9%; and retail — from 4.0%, to 7.4%, to 10.0%, to 10.2%.

Summary of Results of Operations and Financial Condition

Since formation at the beginning of 2007, Service1st has not been profitable. To some extent, the lack of profitability is attributable to the start-up nature of its business: time is required to build assets sufficient to generate enough interest income to cover operating expenses. However, in addition to the customary challenges of building profitability for a start-up bank, Service1st has experienced deterioration in the quality of its loan portfolio, largely as a result of the challenging economic conditions in the Las Vegas market.

For the year ended December 31, 2010, WLBC recorded a net loss of $7.7 million or $0.65 per common share, as compared with a net loss of $14.9 million or $0.45 per common share in 2009 and a loss of $1.6 million or $0.05 per common share in 2008. The $7.2 million decrease in net loss for the year ended December 31, 2010, when compared to the year ended December 31, 2009, was the result of a $5.9 million decrease in noninterest expense coupled with the acquisition of Service1st which resulted in $1.3 million in additional net interest income after provision for loan loss. Professional fees totaled $12.6 million for the year ended December 31, 2009 compared to $3.9 million for the year ended December 31, 2010, a reduction of $8.7 million. In 2009, WLBC pursued more than one potential target for acquisition, including Service1st, while in 2010, that focus narrowed to the acquisition of Service1st and resulted in reduced professional fees. WLBC successfully acquired Service1st on October 28, 2010 and resulted in $258.2 million in interest bearing assets which contributed the majority of the $1.5 million in interest income and $93.4 million in interest bearing liabilities that resulted in $115,000 in interest expense for the last two months of 2010, resulting in $1.4 million in net interest income before provision for loan losses.

Critical Accounting Policies and Estimates

WLBC’s significant accounting policies are described in Note 1 of its audited financial statements (which are included elsewhere in this Form 10-K), including information regarding recently issued accounting pronouncements, WLBC’s adoption of such policies and the related impact of their adoption. Certain of these policies, along with various estimates that WLBC is required to make in recording its financial transactions, are important to have a complete understanding of WLBC’s financial position. In addition, these estimates require WLBC to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a summary of these critical accounting policies and significant estimates.

As previously discussed, the Acquisition was accounted for as a business combination which resulted in application of fair value accounting to the subsidiary’s balance sheet. The total discount to the loan portfolio was approximately $15.1 million. The loan portfolio was segregated into performing loans and non-performing loans or purchased loans with credit impairment.

The performing loans totaled approximately $89.9 million and were marked with a credit discount of $3.6 million and approximately $49,000 of yield discount. In accordance with current accounting pronouncements, the discounts on performing loans are being recognized on a method that approximates a level yield over the expected life of the loan.

The loans identified as purchased with credit impairments were approximately $35.6 million as of the acquisition date. A credit discount of approximately $10.9 million was recorded and an additional $576,000 of yield discount was also recorded. The yield discount will be accreted into income using the same method described above for the performing loans. WLBC does not expect to accrete the discount into income until such time as the loan is removed from the bank. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loan and reduces the risk to the bank such that management believes it would be prudent to start recognizing some of the discount is documented. The credit discount represents approximately 30% of the transaction date value of the credit impaired loans. Throughout this document, presentations for non-performing loans, or potential problem loans have generally been subjected to the credit discount discussed above.

Allowance for Loan Losses

As previously discussed, the ALLL was adjusted to zero in conjunction with the fair value accounting process. Therefore, the current ALLL at December 31, 2010 only relates to those loans generated after the October 28, 2010 acquisition date. No new credit deterioration was recorded during the last two months of 2010.

The allowance for loan losses is an estimate of the credit risk in WLBC’s loan portfolio and appears on the balance sheet as a “contra asset” which reduces gross loans. The allowance is established (or once established, increased) by recording provision expense. Loans charged off on WLBC’s books reduce the allowance. Subsequent recoveries of charged off loans, if any, increase the allowance.

The allowance is an amount that WLBC’s management believes will be adequate to absorb probable incurred losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem credits, peer bank information, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of WLBC’s loan portfolio in real estate-secured loans, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state banking regulatory agencies, as an integral part of their examination process, review WLBC’s allowance for loan losses, and may require WLBC to make additions to the allowance based on their judgment about information available to them at the time of their examinations. The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative and environmental factors.

A loan is impaired when it is probable WLBC will be unable to collect all contractual principal and interest payments due in accordance with the original terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Investment Securities Portfolio

Securities classified as available for sale are equity securities and those debt securities WLBC intends to hold for an indefinite year of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of WLBC’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar considerations. Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income (loss), net of related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities classified as held to maturity are those debt securities WLBC has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. These securities are carried at amortized cost, adjusted for amortization of premium and accretion of discount computed by the interest method over the contractual lives. The sale of a security within three months of its maturity date or after at least 85% of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure. Purchase premiums and discounts are generally recognized in interest income using the effective-yield method over the term of the securities.

WLBC’s management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, including an evaluation of credit ratings, (3) the impact of changes in market interest rates, (4) the intent of WLBC to sell a security and (5) whether it is more likely than not WLBC will have to sell the security before recovery of its cost basis.

Stock-Based Compensation

WLBC awarded common stock, restricted stock, restricted stock units and assumed the Service1st stock options outstanding at October 28, 2010. This described more fully in Note 12 to WLBC’s audited financial statements for the year ended December 31, 2010, which are included elsewhere in this Form 10-K. WLBC records the fair value of stock compensation granted to employees and directors as expense over the vesting year(s). The cost of the award is based on the grant-date fair value. The compensation expenses recognized was approximately $1.8 million for the year ended December 31, 2010, $869,000 in 2009 and $4.6 million in 2008.

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As a result of the Acquisition which was finalized at the close of business on October 28, 2010, WLBC’s net operating loss utilization will be subject to an annual limitation on the net operating loss against future taxable income. Internal Revenue Code section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.

Acquisition of Service1st Bank of Nevada

On October 28, 2010, WLBC consummated the Acquisition of Service1st pursuant to the Amended Merger Agreement. Pursuant to the Amended Merger Agreement, Acquisition Sub merged with and into Service1st, with Service1st being the surviving entity and becoming WLBC’s wholly-owned subsidiary. WLBC previously received the requisite approvals of certain bank regulatory authorities to complete the Acquisition to become a bank holding company.

The former stockholders of Service1st received approximately 2,282,668 shares of Common Stock (net of dissenter’s rights exercised with respect to 88,054 shares) in exchange for all of the outstanding shares of capital stock of Service1st as Base Acquisition Consideration. In addition, the holders of Service1st’s outstanding options and warrants now hold options and warrants of similar tenor to purchase up to 289,781 shares of Common Stock at an exercise price of $21.01.

In addition to the Base Acquisition Consideration, each of the former stockholders of Service1st may be entitled to receive Contingent Acquisition Consideration, payable in Common Stock, if at any time within the first two years after the consummation of the Acquisition, the closing price per share of the Common Stock exceeds $12.75 for 30 consecutive days. The Contingent Acquisition Consideration would be equal to 20% of the tangible book value of Service1st at the close of business on the last day of the calendar month immediately before the calendar month in which the final regulatory approval necessary for the completion of the Acquisition was obtained. The total number of shares of our common stock issuable to the former Service1st stockholders would be determined by dividing the Contingent Acquisition Consideration by the average of the daily closing price of the Common Stock on the first 30 trading days on which the closing price of the Common Stock exceeded $12.75.

At the close of business on October 28, 2010, WLBC was a new Nevada bank holding company by consummating the acquisition of Service1st and conducting operations through Service1st. In conjunction with the transaction, WLBC infused $25 million of capital onto the balance sheet of Service1st. On October 29, 2010, the common shares of WLBC began trading on Nasdaq, under the ticker symbol WLBC.

The transaction was recorded as a business combination under the current accounting rules and as a result the balance sheet of Service1st was revalued to fair value as of the transaction date. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. WLBC elected to obtain professional assistance in this activity. The Company hired a third-party vendor to assist Management in determining the fair value of the loan portfolio, the time deposits, and the contingent consideration discussed above. Additionally, the firm was asked to assist in the determination of the value of the intangible asset associated with the CDI.

As of the acquisition date, the gross loan portfolio at Service1st Bank was approximately $125.4 million with a related ALLL of approximately $9.4 million. The valuation resulted in a discount of approximately $15.8 million at October 28, 2010. While we believe we currently have the best estimate of fair value, the purchase accounting adjustments are not final and we are currently still evaluating all available information to ensure we have an accurate assessment of fair value. In fact, there have been some loan charge-offs and payoffs which impacted the valuation and as a result of reviewing this information, management reduced the discount from the original $15.8 million to approximately $15.1 million. This discount consists of two components: credit discount and yield discount. The performing portfolio was approximately $89.9 million and was discounted by $49,000 for yield and $3.6 million for credit discounts. The remaining $35.6 million of loans were identified as loans with purchased credit impairment and those loans had a discount of $576,000 for yield and $10.9 million for credit discounts. The discounts on performing loans are recognized by a “level yield” method over the remaining life of the loans or loan pools. The loans identified as containing purchase credit impairment are treated somewhat differently. The discount associated with yield is accreted as yield discount and the credit discount is not accreted but is left on the books to reduce the current carrying value of the applicable loans. The application of this process requires that the aggregate discount is first netted against the ALLL, reducing the ALLL to zero. Consequently, the first day after the transaction the loan portfolio was approximately $110 million with no ALLL. In addition, current accounting methodology only allows for the establishment of an ALLL to occur as the entity records new loans on the books or identifies subsequent credit deterioration on the original loans marked to fair value at acquisition date.

Service1st operates in the Las Vegas market place which has seen significant economic declines in all types of real estate and overall business trends. Since inception, Service1st has charged off approximately $17.8 million of loans through October 28, 2010. The remaining $125 million loan portfolio was further reduced by approximately $15 million in the fair value process as of the acquisition date. As this document presents the balances of loans that represent problem loans or potential problem loans, it is important to remember that these loans are as of the October 28, 2010 fair values.

The contractual values of time deposits were also marked to fair value. This resulted in Service1st recording a premium of $46,000. This premium will be amortized over the estimated remaining life of the time deposit portfolio of one year.

The CDI is the result of a valuation study which attempts to associate a value for the customer’s deposit relationships based on the profitability of the deposits and how long they are expected to produce revenue to the entity. This intangible asset was valued at $784,000 for Service1st at October 28, 2010. The intangible asset is amortized on an accelerated basis using an estimated ten year life.

The Contingent Acquisition Consideration estimated to be $4.4 million was also fair valued. The valuation firm used a decision tree model to calculate the probability that WLBC’s stock price will reach the threshold. Based on the results the fair value was determined to be approximately $1.8 million. Periodically over the two year period in which the contingent consideration could become payable the reasonableness of the estimate will be reviewed and adjusted if deemed necessary.

These estimates along with several other estimates were used to complete the fair value process for the balance sheet of Service1st and also to evaluate the fair value of future commitments and off-balance sheet items. Upon completion of these activities the adjustments are posted to the records of the new subsidiary. The difference between the fair value of the consideration given versus the net asset values obtained is an unidentified intangible asset (goodwill) created in the amount of approximately $5.6 million.

Results of Operations

The results of WLBC includes the operations of Service1st for the last two months of the year. This substantially impacts interest income, interest expense, provision for loan losses and various non interest income and expense items which were not applicable to WLBC prior to the Acquisition. The interest income line is also impacted by the accretion of discount on the loan portfolio which approximated $436,000.

WLBC’s results of operations depend substantially on its ability to generate net interest income, which is the difference between the interest income on its interest-earning assets (primarily loans and investment securities) minus interest expense on its interest-bearing liabilities (primarily deposits). Revenue is also generated by non-interest income, consisting principally of account and other service fees. These sources of revenue are burdened by two categories of expense: first, the provision for loan losses, which consists of a charge against earnings in an amount that WLBC’s management judges necessary to maintain WLBC’s allowance for loan losses at a level deemed adequate to absorb probable incurred loan losses inherent in the loan portfolio; and second, non-interest expense, which consists primarily of operating expenses, such as compensation to employees.

The management of interest income and interest expense is fundamental to the performance of WLBC. Net interest income and interest expense on interest-bearing liabilities, such as deposits and other borrowings, is the largest component of WLBC’s net revenue. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. WLBC’s management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets).

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between the dollar amount of interest earning assets and interest-bearing liabilities; and (2) the relationship between re-pricing or maturity of WLBC’s variable-rate and fixed-rate loans, securities, deposits and borrowings.

Variable rate loans constitute approximately 55.74% of WLBC’s portfolio for the year end December 31, 2010, and approximately 51.21% of WLBC’s variable rate loans are indexed to the national prime rate. However, a majority of these prime-rate based loans are subject to “floors,” ranging from 5.5% to 8.5%. Currently the prime rate is under the applicable floor rate for substantially all of WLBC’s prime-rate based loans.

Movements in the national prime rate that increase the applicable loan rates above applicable floors have a direct impact on WLBC’s loan yield and interest income. The national prime rate remained at 3.25% throughout 2009 and 2010, as the Federal Reserve maintained the targeted federal funds rate steady. Based on economic forecasts generally available to the banking industry, WLBC currently believes it is reasonably possible that the targeted federal funds rate and the national prime rate will remain flat in the foreseeable future and increase in the long term; however, there can be no assurance to that effect or as to the timing or the magnitude of any increase should an increase occur, as changes in market interest rates are dependent upon a variety of factors that are beyond WLBC’s control.

WLBC, through its asset and liability policies and practices, seeks to maximize net interest income without exposing WLBC to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and re-pricing options of all classes of interest-bearing assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of WLBC— Quantitative and Qualitative Disclosures About Market Risk” in this section for more information.

The following table sets forth WLBC’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010(4)			2009			2008
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
($ in thousands)	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield

Interest Earning Assets:
Certificates of deposit	26,889	$56	1.27%	$0	$0	0.00%	$0	$0	0.00%
Money Market funds	76,804	8	0.06%	237,577	139	0.06%	315,590	5,691	1.80%
Interest Bearing deposits	39,308	16	0.25%	0	0	0.00%	0	0	0.00%
Investment securities	7,898	47	3.62%	0	0	0.00%	0	0	0.00%
Portfolio loans(1)	107,275	1,403	7.96%	0	0	0.00%	0	0	0.00%

Total interest-earnings assets/interest income	258,174	1,530	3.61%	237,577	139	0.06%	315,590	5,691	1.80%
Noninterest Earning Assets:
Cash and due from banks	12,035			22,294			2,060
Allowance for loan losses	(18)			0			0
Other assets	13,243			218			144

Total assets	$283,434			$260,089			$317,794

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010(4)			2009			2008
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
($ in thousands)	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities:
Demand deposits	31,275	43	0.84%	0	0	0.00%	0	0	0.00%
Money markets	26,048	25	0.58%	0	0	0.00%	0	0	0.00%
Savings	1,272	1	0.48%	0	0	0.00%	0	0	0.00%
Time deposits under $100,000	4,910	7	0.87%	0	0	0.00%	0	0	0.00%
Time deposits $100,00 and over	29,943	39	0.79%	0	0	0.00%	0	0	0.00%
Repurchase Agreements	—	—	0.00%	0	0	0.00%	0	0	0.00%
Short-term borrowings	—	—	0.00%	—	—	0.00%	0	—	0.00%

Total interest-bearing liabilities/interest expense	93,448	115	0.75%	0	0	0.00%	0	0	0.00%
Noninterest Bearing Liabilities:
Non-interest-bearing demand deposits	68,493			0			0
Accrued interest on deposits and other liabilities	2,221			81,320			104,527

Total liabilities	164,162			81,320			104,527
Stockholders’ equity(5)	87,704			178,769			213,267

Total liabilities and stockholders’ equity(6)	$251,866			$260,089			$317,794

Net interest income and Interest rate spread(2)		$1,415	2.86%		$139	0.06%		$5,691	1.80%

Net interest margin(3)			3.33%			0.06%			1.80%
Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	276%			0.00%			0.00%

(1)	Average balances include nonaccrual loans of approximately $10,426, $0, and $0 for the years ended December 31, 2010, 2009 and 2008, respectively. Net loan (fees) or costs of $37,000, $0 and $0 are included in the yield computation for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average interest earning assets.

(4)	Service1st was acquired by Western Liberty Bancorp on October 28, 2010, thus the 2010 data represents a full year for WLBC; and a partial year for Service1st, October 28, 2010 through December 31, 2010. Average balances are computed by taking the balance at each quarter end for WLBC, adding the four quarters together and dividing by four. Average balances for Service1st are computed by taking November and December 2010’s month end balance, adding them together and dividing by two. Interest income for 2010 represents a full year for WLBC and two months of income for Service1st.

(5)	Stockholders equity was computed by taking WLBC’s balance for each quarter end, adding the four quarters together and dividing by four, to compute a yearly average. No balance for Service1st is included in the 2010 stockholder’s equity balance as the calculation combines four quarters of WLBC’s balances to compute an average, but is skewed when only the last two month’s of Service1st’s 2010 balances can be utilized, due to date of acquisition. Thus, the elimination of investment in subsidiary, which needs to occur in consolidation accounting, impacts the consolidated numbers.

(6)	As a result of the assumption noted in note (5) above, Total Assets will not equal Total Liabilities plus Stockholder’s Equity for 2010.

The following Volume and Rate Variances table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted years, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior year rate and rate variances are equal to the increase or decrease in the average rate times the prior year average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are allocated proportionately to the changes due to volume and changes due to rate.

	Year Ended December 31,
	2010 compared to Year Ended December 31, 2009
	Increase (Decrease)
	Due to Changes in:
			Net
	Average	Average	Increase
($’s in thousands)	Volume	Rate	(Decrease)

Interest income:
Certificates of deposit	$56	$0	$56
Interest bearing deposits	(121)	6	(115)
Federal funds sold	0	0	0
Investment securities	47	0	47
Portfolio loans	1,403	0	1,403

Total increase (decrease) in interest income	1,385	6	1,391

Interest expense:
Interest checking	$43	$0	$43
Money markets	25	0	25
Savings	1	0	1
Time deposits under $100,000	7	0	7
Time deposits $100,000 and over	39	0	39
Repurchase Agreements	0	0	0
Short-term borrowings	0	0	0

Total increase (decrease) in interest expense	115	0	115

Net increase (decrease) in net interest income	$1,270	$6	$1,276

	Years Ended December 31,
	2009 Compared to 2008
	Increase (Decrease)
	Due to Changes in:
			Net
	Average	Average	Increase
($’s In thousands)	Volume	Rate	(Decrease)

Interest income:
Certificates of deposit	$0	$0	$0
Interest bearing deposits	(46)	(5,506)	(5,552)
Federal funds sold	0	0	0
Investment securities	0	0	0
Portfolio loans	0	0	0

Total increase (decrease) in interest income	(46)	(5,506)	(5,552)

Interest expense:
Interest checking	$0	$0	$0
Money markets	0	0	0
Savings	0	0	0
Time deposits under $100,000	0	0	0
Time deposits $100,000 and over	0	0	0
Repurchase Agreements	0	0	0
Short-term borrowings	0	0	0

Total increase (decrease) in interest expense	0	0	0

Net increase (decrease) in net interest income	$(46)	$(5,506)	$(5,552)

Comparison of 2010 with 2009

For the year ended December 31, 2010, average interest-earning assets were $258.2 million and average interest-bearing liabilities were $93.4 million, generating net interest income of $1.4 million which includes $436,000 of accretion of discount on loans for two months. For the year ended December 31, 2009, average interest-earning assets were $237.6 million and average interest-bearing liabilities were $0, generating net interest income of $139,000. Average balances of interest earning assets increased by an average of $20.6 million, or 8.67% from $237.8 million for the year ended December 31, 2009 to $258.2 million for the year ended December 31, 2010, due to the Acquisition partially being offset by the return of approximately $235.6 million in investor’s funds when Global Consumer Acquisition Corporation eliminated the special purpose acquisition features from the company’s governing documents in October 2009 and changed the company’s name to Western Liberty Bancorp. The increase in WLBC’s average interest earning balances was partially offset by the addition of Money Market funds which decreased $160.8 million, from $237.6 million as of December 31, 2009 to $76.8 million as of December 31, 2010. Average loan balances increased to $107.3 million from $0 at December 31, 2009, interest bearing deposits increased to $39.3 million at December 31, 2010 from $0 at December 31, 2009, certificates of deposit increased to $26.9 million from $0 at December 31, 2009, while securities increased to $7.9 million at December 31, 2010, from $0 million at December 31, 2009. WLBC noninterest earning assets at December 31, 2010 consisted of $12.0 million in cash and due from banks, a decrease of $10.3 million from $22.3 million as of December 31, 2009. In addition, WLBC’s other assets increased $13.0 million, from $218,000 as of December 31, 2009 to $13.2 million as of December 31, 2010.

Interest income was positively impacted by the increase in interest earning assets. Interest income grew from $139,000 at December 31, 2009, to $1.5 million, or a 979.14% at December 31, 2010. The $139,000 reflects 12 months of earnings by WLBC prior to the Acquisition, while the $1.5 million earned in 2010, reflects a year of WLBC and two months of earnings from Service1st as the acquisition of Service1st occurred on October 28, 2010. Interest income from loans contributed $1.4 million to total interest income, or 91.70%. On average, loans yielded 7.96% for the year ended December 31, 2010. The interest income on loans was positively impacted by the purchase accounting adjustments. The discount accretion for loans approximated $436,000 for two month period, as a result of the short term nature of the loans, refinancing and prepayments.

For the year ended December 31, 2010, average interest-bearing liabilities were $93.4 million, generating interest expense of $115,000 in 2010, compared with $0 in average interest-bearing liabilities for the year ended December 31, 2009, which generated no expense. WLBC’s average interest bearing liabilities at December 31, 2010 are as follows: interest checking accounts average $31.3 million, money market accounts average $26.0 million, savings average $1.3 million, time deposits under $100,000 average $4.9 million and time deposits $100,000 and over average $29.9 million. In addition, WLBC also purchased an average of $68.5 million in non-interest bearing checking accounts and an average of $2.2 million in other assets.

Interest expense was slightly impacted by the average increase of $93.4 million in interest bearing liabilities. Interest expense grew from $0 at December 31, 2009, to $115,000 for the two months ended December 31, 2010. Interest expense on time deposits over and under $100,000 contributed $46,000 to total interest expense, or 40.00% while interest bearing demand deposit checking accounts contributed $43,000 or 37.39% followed by money markets which contributed $25,000 or 21.74% of total interest expense. On average, interest earning deposits yielded 0.75% for the period ended December 31, 2010.

As a result WLBC’s net interest rate spread (yield earned on average interest-earning assets less the average rate paid on interest-bearing liabilities) was 2.86% and its net interest margin was 3.33%, yielding a net interest margin of $1.4 million for the year ended December 31, 2010.

Comparison of 2009 with 2008

For the year ended December 31, 2009, average interest-earning assets were $237.6 million and average interest-bearing liabilities was $0, generating net interest income of $139,000. For the year ended December 31, 2008, average interest-earning assets were $315.6 million and average interest-bearing liabilities were $0, generating net interest income of $5.7 million. Average balances of interest earning assets decreased by $78.0 million, or 24.71%, while average balances of interest-bearing liabilities remained flat year over year.

During 2009, WLBC had a net loss of $14.9 million. Since there was only $5.7 million in interest income, from funds held in a trust account, the remaining funds came from a reduction in the trust account funds. In addition, WLBC incurred $211.8 million for the payment of redemption of common shares as well as $4.0 million for the payment of underwriter’s discount and offering costs for the year ended December 31, 2009.

Provision for Loan Losses

The provision for loan losses in each year is reflected as a charge against earnings in that year. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in WLBC’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio. The amount of the provision for loan losses in any year is affected by reductions to the allowance in the year resulting from charge-offs and increases to the allowance in the year as a result of recoveries from charged-off loans. In addition, changes in the size of the loan portfolio and the recognition of changes in current risk factors affect the amount of the provision.

During 2010, WLBC continued to experience significant competitive pressures and challenging economic conditions in the markets in which it operates. The Las Vegas economy, as well as the national economy, has continued to show signs of significant weakness. Weakness in the residential market has expanded into the commercial real estate market, as builders and related industries downsize. These economic trends have adversely affected WLBC’s asset quality and increased charge-offs. WLBC has responded by increasing provision expense to replenish and build the allowance for loan losses allocable to adversely affected segments of WLBC’s loan portfolio — in particular, construction and land development loans and commercial and industrial loans. Continuation of these economic and real estate factors is likely to continue to affect WLBC’s asset quality and overall performance during the coming year.

Comparison of 2010 with 2009

WLBC’s provision for loan losses of $36,000 provided for new loan growth for the year ended December 31, 2010, compared with $0 for the year ended December 31, 2009. The provision for loan losses from 2009 to 2010 is primarily attributable new loan growth of $995,000; $363,000 in November 2010 and $632,000 in December 2010 as a result of WLBC’s acquisition of Service1st on October 28, 2010, as there was no additional deterioration in loans acquired at October 28, 2010.

Each quarter, management determines an estimate of the amount of allowance for loan and lease losses adequate to provide for losses inherent in the Bank’s loan portfolios. The provision for loan losses is determined by the net change in the allowance for loan and lease losses. The purchase accounting used for the acquisition had a substantial impact on provision for loan losses.

The accounting guidance requiring the Company to record all assets and liabilities at their fair value eliminated the ALLL for all loans as of the acquisition date because fair values estimated for the loans included an estimate of the contractual cash flows which were not expected to be collected, for which the ALLL was provided. In other words, if an estimate of uncollectible amounts is already considered in setting the fair value, a valuation allowance to adjust the carrying amount of the loans for an estimate of uncollectible cash flows is not needed. Consequently, provision expense would be necessary only for any credit deterioration occurring between the acquisition date and December 31, 2010 and for newly originated loans.

Second, there is additional accounting guidance within purchase accounting that relates to loans that evidenced credit deterioration at the time they were acquired. These loans are termed Purchase Credit-Impaired loans or (“PCI loans”). There are different accounting methods used both for recognizing interest income and for recognizing credit deterioration subsequent to the acquisition for PCI loans than are used for loans that were not credit impaired when acquired or are specifically excluded from the PCI classification.

For loans that are credit-impaired when acquired, in addition to determining their fair value, the Company must differentiate between contractual cash flows that are expected to be received and those that are not expected to be received. The cash flows expected to be received is the fair value of the loan, and the discount amount is the accretable yield that will be recognized through accretion as interest income over the term of the loan. The difference between the total contractual payments and the undiscounted amount of the expected cash flows is termed the “nonaccretable difference”. This amount is not recognized as an allowance for credit loss because it was already considered in determining the fair value of the loan. If the borrower pays as expected, or pays more than expected, then no allowance is needed for a PCI loan and there would be no provision expense. If the borrower pays less than expected, then it is assumed that further credit deterioration has occurred subsequent to the acquisition and an allowance must be provided through a charge to provision expense as well as a reduction in the amount of the accretable yield that will be recognized in subsequent periods.

The accounting guidance for PCI loans permits the acquirer to aggregate loans with similar risk characteristics into pools. These pools are accounted for as a single unit of account in that only if, as an aggregate, actual cash flows are significantly less than the estimated cash flows, will an allowance, and therefore provision expense, be necessary. Once a pool of PCI loans is established, the integrity of the pool is maintained. No new loans are added to the pools and loans are not removed unless they are paid in full, charged-off, foreclosed-on, or sold. Cash flows received in excess of expected amounts for one pool may not be used to offset deficient payments in another pool.

There was no provision for loan losses related to PCI loans for the two month period ended December 31, 2010 because cash flows from the pools were not significantly different than expected.

Comparison of 2009 with 2008

WLBC’s provision for loan losses was $0 for the year ended December 31, 2009, compared with $0 for the year ended December 31, 2008. The lack of provision expense for both year ends is due to WLBC not owning a financial institution during these time periods.

Non-Interest Income

Non-interest income primarily consists of loan documentation and late fees, service charges on deposits and other fees such as wire and ATM fees.

Comparison of 2010 with 2009

Non-interest income totalled $108,000 for the year ended December 31, 2010 and $0 for the year ended December 31, 2009. The $108,000 increase in non-interest income is the result of WLBC’s acquisition of Service1st on October 28, 2010. Thus, non-interest income reflects income generated on Service1st’s books for the period of October 28, 2010 through December 31, 2010.

Comparison of 2009 with 2008

Non-interest income was $0 for the year ended December 31, 2009 and $0 for the year ended December 31, 2008.

Non-Interest Expense

The following table sets for the principal elements of non-interest expenses for 2010, 2009 and 2008.

	Years Ended December 31,
($ In thousands)	2010(1)	2009	2008

Non-interest expenses:
Salaries and employee benefits	$1,461	$72	$83
Occupancy, equipment and depreciation	269	0	0
Computer service charges	51	0	0
Federal deposit insurance	90	0	0
Professional fees	3,851	12,612	0
Advertising and business development	7	1	1,670
Insurance	825	301	301
Telephone	19	0	0
Printing and supplies	314	748	6
Stock based compensation	1,770	869	4,625
Other	480	434	559

Total non-interest expenses	$9,137	$15,037	$7,244

(1)	For the year January 1, 2010 through December 31, 2010 for WLBC and for the two months ended 2010 for Service1st.

Comparison of 2010 with 2009

Non-interest expense was $9.1 million for the year ended December 31, 2010, compared with $15.0 million for 2009. Salaries and employee benefits total $1.5 million, compared with $72,000 for 2009. The $1.4 million increase in salaries and employee benefits expense is the result of WLBC acquiring Service1st which employed 40 full time employees. Professional fees decreased $8.7 million, from $12.6 million in 2009 to $3.9 million for the year ended December 31, 2010. The $8.7 million decrease is largely due to the majority of legal, audit and consulting fees being incurred in 2009 by WLBC in connection with its acquisition of Service1st as well as WLBC’s attempt to acquire other entities. For the year ended December 31, 2010, WLBC recorded $1.8 million in stock-based compensation expense compared to $869,000 in 2009 due to WLBC’s issuance of stock in 2010.

Comparison of 2009 with 2008

Non-interest expense was $15.0 million for 2009, compared with $7.2 million for 2008, an increase of $7.8 million, year over year. Professional fees increased $12.6 million due to additional legal, audit and consulting fees incurred by WLBC in connection with its pending acquisition of Service1st as well its attempt to acquire other entities.

Income Taxes

Due to WLBC incurring operating losses from inception, no provision for income taxes has been recorded since the inception of WLBC.

Financial Condition

Assets

Total assets stood at $257.5 million for the year ended December 31, 2010, an increase of $169.0 million, or 190.96% from $88.5 million as of December 31, 2009. The growth in total assets was principally attributable to WLBC acquiring Service1st which resulted new assets such as $106.3 million in gross loans including net deferred loan fees of $37,000, $26.9 million in certificates of deposits, $7.1 million in investment securities, $5.6 million in goodwill, $3.0 million in accrued interest receivable, while cash and cash equivalents (consisting of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less) increased $15.3 million.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less. Cash and cash equivalents totalled $103.2 million for the year ended December 31, 2010 and $88.0 million at December 31, 2009. Cash and cash equivalents are managed based upon liquidity needs. The decrease reflected WLBC’s efforts to reduce its liquidity in reaction to the reductions in loan portfolio balances and growth. See “— Liquidity and Asset/Liability Management” in this section below for more information.

Investment Securities and Certificates of Deposits held at other Banks

WLBC invests in investment grade securities and certificates of deposits at other banks with original maturities exceeding three months for the following reasons: (i) such investments can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; (ii) they provide a source of assets to pledge to secure lines of credit (and, potentially, deposits from governmental entities), as may be required by law or by specific agreement with a depositor or lender; (iii) they can be used as an interest rate risk management tool, since they provide a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of WLBC; and (iv) they represent an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans. Further, if and when WLBC becomes profitable, tax free investment securities can be a source of partially tax-exempt income.

WLBC uses two portfolio classifications for its investment securities: “Held to Maturity”, and “Available for Sale”. The Held to Maturity portfolio consists only of securities that WLBC has both the intent and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by generally accepted accounting principles. Accounting guidance requires Available for Sale securities to be marked to estimated fair value with an offset, net of taxes, to accumulated other comprehensive income, a component of stockholders’ equity.

WLBC’s investment portfolio is currently composed primarily of: (i) U.S. Government Agency securities; (ii) investment grade corporate debt securities; and (iii) collateralized mortgage obligations. For the year ended

December 31, 2010, investment securities and certificates of deposit totalled $34.0 million, compared with $0 at December 31, 2009.

WLBC has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

The tables below summarize WLBC’s investment portfolio for the year ended December 31, 2010. Securities are identified as available-for-sale or held to maturity. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Amortization of premiums or accretion of discounts on mortgage-backed securities is adjusted for estimated prepayments. Securities measured at fair value are reported at fair value, with unrealized gains and losses included in current earnings.

	For the Year Ended December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Agency Securities	$—	$—	$—	$—
Collateralized Mortgage Obligations-Commercial	1,819	—	—	1,819

Total	$1,819	$—	$—	$1,819

	For the Year Ended December 31, 2010
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Investments-Held to Maturity
Corporate debt securities	$4,663	$0	$(27)	$4,636
SBA Loan Pools	651	0	—	651

Total	$5,314	$0	$(27)	$5,287

The table below summarizes the maturity dates and investment yields on WLBC’s investment portfolio for the year ended December 31, 2010 for securities identified as available for sale or held to maturity. These securities were acquired with the October 28, 2010 acquisition, and no such securities were owned prior to that date by the Company.

	For the Year Ended December 31, 2010
	Due Under		Due
	1 Year		1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield

Available for Sale
U.S. Government Agency Securities	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
Corporate Debt Securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Collateralized Mortgage Obligations-Commercial	1,417	2.55%	402	2.69%	0	0.00%	0	0.00%	1,819	2.58%
Small Business Administration Loan Pools	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total available for sale	$1,417	2.55%	$402	2.69%	$0	0.00%	$0	0.00%	$1,819	2.58%

Held to Maturity
U.S. Government Agency Securities	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
Corporate Debt Securities	3,075	7.17%	1,561	7.00%	0	0.00%	0	0.00%	4,636	7.11%
Collateralized Mortgage Obligations-Commercial	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Small Business Administration Loan Pools	5	3.00%	14	4.33%	99	2.57%	534	2.76%	651	2.77%

Total held to maturity	$3,080	7.16%	$1,575	6.98%	$99	2.57%	$534	2.76%	$5,287	6.57%

Loans

For the year ended December 31, 2010, substantially all of WLBC’s loan customers were located in Nevada.

The following table shows the composition of the loan portfolio in dollar amounts and in percentages, along with a reconciliation to loans receivable, net.

($ in thousands)	December 31, 2010

Loans secured by real estate:
Construction, land development and other land loans	$5,923	5.58%
Commercial real estate	54,975	51.75%
Residential	9,247	8.71%

Total loans secured by real estate	70,145	66.04%
Commercial and industrial	35,946	33.84%
Consumer	131	0.12%

Gross loans	106,222	100.00%

Net deferred loan costs	37

Gross loans, net of deferred costs	106,259
Less: Allowance for loan losses	(36)

Net loans	$106,223

Total gross loans were $106.3 million for the year ended December 31, 2010, compared to $0 at December 31, 2009 and 2008, as a result of WLBC’s acquisition of Service1st on October 28, 2010. Gross loans, net of deferred fees and the allowance for loan losses totaled $106.3 million for the year ended December 31, 2010, as a result of a $36,000 increase in the allowance for loan losses.

Commercial real estate loans balances were $55.0 million, or 51.75% of total loans for the year ended December 31, 2010, commercial and industrial loans totaled $35.9 million, or 33.84% of total loans, residential real estate loans were $9.2 million, or 8.71% of total loans while construction, land development and other land loans totaled $5.9 million, or 5.58% of total loans.

The following table presents maturity information for the loan portfolio at December 31, 2010. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	For the Year Ended December 31, 2010
	Due Within	Due 1-5	Due Over
	One Year	Years	Five Years	Total

Loans secured by real estate:
Construction, land development and other land loans	$4,428	$1,495	$—	$5,923
Commercial real estate	2,544	29,327	23,104	54,975
Residential real estate (1 to 4 family)	6,885	2,222	140	9,247

Total real estate-secured loans	$13,857	$33,044	$23,244	$70,145
Loans not secured by real estate:
Commercial and industrial	18,975	9,297	7,674	35,946
Consumer	95	35	1	131

Loans, Gross	$32,927	$42,376	$30,919	$106,222

Interest rates:
Fixed	$7,429	$33,867	$5,713	$47,009
Variable	25,498	8,509	25,206	59,213

Loans, Gross	$32,927	$42,376	$30,919	$106,222

Concentrations

WLBC’s loan portfolio has a concentration of loans secured by real estate. For the year ended December 31, 2010, loans secured by real estate comprised 66.04% of total gross loans. Substantially all of these loans are secured by first liens. Approximately 30.2% of these real estate-secured loans are owner occupied for the year ended December 31, 2010. A loan is considered owner occupied if the borrower occupies at least fifty one percent of the collateral securing such loan. WLBC’s policy is to obtain collateral whenever it is available, depending upon the degree of risk WLBC is willing to accept. Repayment of loans is expected from the borrower’s cash flows or the sale proceeds of the collateral. Deterioration in the performance of the economy and real estate values in WLBC’s primary market areas has had, and is expected to continue to have, an adverse impact on collectibility of outstanding loans.

Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. WLBC’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If at any time during the life of the loan the project is determined not to be viable, WLBC generally has the ability to discontinue the use of the interest reserve and take appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. For the year ended December 31, 2010, WLBC had no loans with an interest reserve.

Nonperforming Assets

Nonperforming assets consist of:

(i) nonaccrual loans. In general, loans are placed on nonaccrual status when WLBC determines timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. WLBC generally discontinues accrual of interest when a loan is 90 days delinquent unless the loan is well secured and in the process of collection;

(ii) loans past due 90 days or more and still accruing interest. Loans past due 90 days or more and still accruing interest consist primarily of loans 90 days or more past their maturity date but not their interest due date;

(iii) restructured loans. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition; and

(iv) other real estate owned, or OREO. If a bank takes title to the borrower’s real property that serves as collateral for a defaulted loan, such property is referred to as other real estate owned (“OREO”).

The following table summarizes nonperforming assets by category including PCI loans with no contractual interest being reported. These figures represent loan values after the fair value process was completed at October 28, 2010, adjusted for any amortization or accretion for the two months, if applicable.

For the Year Ended
($’s in thousands)	December 31, 2010

Nonaccrual loans:
Loans Secured by Real Estate
Construction, land development and other land loans	$2,632
Commercial real estate	1,224
Residential real estate (1-4 family)	2,900
Total loans secured by real estate	6,756
Commercial and industrial	3,670
Consumer	0

Total nonaccrual loans	10,426
Past due (>90days) loans and accruing interest:
Loans Secured by Real Estate
Construction, land development and other land loans	$0
Commercial real estate	0
Residential real estate (1-4 family)	0

Total loans secured by real estate	0
Commercial and industrial	0
Consumer	0

Total past due loans accruing interest	0
Restructured loans (still on accrual)(1)	0

Total nonperforming loans	$10,426
Other real estate owned (OREO)	3,406

Total nonperforming assets	$13,832

Non-Performing Loans as a percentage of total portfolio loans	9.81%
Non-Performing assets as a percentage of total assets	4.05%
Non-Performing assets as a percentage of total assets	5.37%
Allowance for loan losses as a percentage of nonperforming loans	0.35%

(1)	For the year ended December 31, 2010, WLBC had approximately $5.9 million in loans classified as restructured loans. All of such loans were on nonaccrual.

For the year ended December 31, 2010, nonperforming loans totaled $10.4 million, or 9.81%, of total portfolio loans due to the Acquisition. Total nonperforming assets for the year ended December 31, 2010 were $13.8 million which is reflective of the adverse economic conditions in the Nevada market.

The largest category of nonperforming assets is commercial and industrial loans of $3.7 million followed by residential real estate loans of $2.9 million, construction, land development and other land loans of $2.6 million and commercial real estate loans of $1.2 million. These balances are reflective of the adverse economic conditions in the Nevada market. With many real estate projects requiring an extended time to market, many of WLBC’s borrowers have exhausted their liquidity and stopped making payments, thereby requiring WLBC to place the loans on nonaccrual. Given the current economic conditions in Nevada, WLBC has effectively stopped making commercial real estate loans and construction, land development and other land loans (except for contractually required disbursements under existing facilities) unless borrowers can provide strong financial support outside the project under development.

Potential Problem Loans

WLBC classifies its loans consistent with federal banking regulations using a ten category grading system. The loans discussed in the following table have been recorded at fair value as discussed in Note 5 of WLBC’s financial statements and presents information regarding potential problem loans, which are graded but still performing as of the dates indicated. These graded loans are referred to in applicable banking regulations as “Other Loans Especially Mentioned”, “Substandard”, “Doubtful”, and “Loss”. These loan grades are described in further detail in the section entitled “Information Related to WLBC — Potential Problem Loans”.

	For the Year Ended December 31, 2010
	# of	Loan		Percent of
	Loans	Balance	%	Total Loans

Construction, land development and other land loans	3	$1,997	16.12%	1.88%
Commercial real estate	5	6,042	48.78%	5.69%
Residential real estate (1-4 family)	1	2,357	19.03%	2.22%
Commercial and industrial	15	1,990	16.07%	1.87%
Consumer	0	0	0.00%	0.00%

Total Loans	24	$12,386	100%	11.66%

WLBC’s potential problem loans consisted of 24 loans and totaled approximately $12.4 million for the year ended December 31, 2010. The problem loans presented above are the result of a difficult economic environment in the markets WLBC operates. Commercial real estate comprises approximately 48.78% of the total aggregate balance of potential problem loans for the year ended December 31, 2010. Construction, land development and other land loans comprise approximately 16.12% of the total balance of potential problem loans for the year ended December 31, 2010. Commercial and industrial loans comprise approximately 16.07% of the total aggregate balance of potential problem loans for the year ended December 31, 2010. Residential real estate loans comprise approximately 19.03% of the total balance of potential problem loans for the year ended December 31, 2010.

Impaired Loans

A loan is impaired when it is probable that WLBC will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans have been recorded at fair value as discussed in Note 5 of WLBC’s financial statements and are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are either included in the allowance for loan losses or charged off WLBC’s books, if deemed necessary.

The categories of nonaccrual loans and impaired loans overlap, although they are not coextensive. WLBC considers all circumstances regarding the loan and borrower on an individual basis when determining whether a loan is impaired such as the collateral value, reasons for the delay, payment record, the amount past due, and number of days past due.

At December 31, 2010, the aggregate total amount of loans classified as impaired, was $11.4 million. The total specific allowance for loan losses related to these loans was $0 for the year ended December 31, 2010. The increase in total impaired loans reflects the overall decline in economic conditions in Nevada.

At December 31, 2010, WLBC had approximately $5.4 million in loans classified as restructured loans. Five of the seven loans were on accrual status as of December 31, 2010. The following is a summary of these loans, even though they are fair valued at October 28, 2010:

A $550,000 unsecured line of credit to an individual for business investment purposes and classified as a commercial and industrial loan was restructured in May 2010. A restructured loan was approved and put in place which included a reduced monthly payment. The borrower has been cooperative and is making payments as agreed. At December 31, 2010 the balance on the unsecured line of credit was $125,000.

A $2.3 million commercial real estate loan, which was secured by a tavern/bar, was restructured in July 2010. The restructure deferred past due interest payments to the end of the note term and reduced principal and interest payments beginning in April 2011 for the next twelve months. At December 31, 2010, the outstanding balance on this restructured loan was $1.2 million.

A $4.1 million land loan which is secured by 12.0 acres of vacant land was restructured. The borrower was an investment limited liability company (LLC) supported by a guarantor. The guarantor indicated that the LLC was unable to sell the property or continue to service the debt. WLBC agreed to a restructure of this loan. At December 31, 2010, the outstanding balance on this restructured loan was $1.1 million and the borrower is paying as agreed.

Four related loans to the same borrower were restructured in June 2010. The loans consist of two commercial and industrial loans totaling $650,000 that were related to the borrower’s medical practice and two real estate-secured loans totaling $5.4 million, consisting of a $3.2 million loan on the property in which the borrower’s medical office is located and a $2.2 million loan for the purchase of a medical office building for lease. The borrower had already defaulted on several single family residential properties, demonstrating to WLBC his financial weakness and inability to service all of his obligations. Given the borrower’s financial deterioration, WLBC agreed to a reduction in monthly payments of the combined credits. At December 31, 2010, the outstanding balance was $3.0 million.

The breakdown of total impaired loans, which have been recorded at fair value as discussed in Note 5 of WLBC’s financial statements, and the related specific reserves for the year ended December 31, 2010 is as follows:

	For the Year Ended December 31, 2010
	Impaired		Percent of	Reserve		Percent of Total
($ in thousands)	Balance	%	Total Loans	Balance	%	Allowance

Construction, land development and other land loans	$3,220	28.15%	3.03%	$0	0.00%	0.00%
Commercial real estate	1,648	14.41%	1.55%	0	0.00%	0.00%
Residential real estate (1-4 family)	2,900	25.35%	2.73%	0	0.00%	0.00%
Commercial and industrial	3,670	32.09%	3.46%	0	0.00%	0.00%
Consumer	0	0.00%	0.00%	0	0.00%	0.00%

Total impaired loans	$11,438	100.00%	10.77%	$0	0.00%	0.00%

The amount of interest income recognized on impaired loans for the two months ended December 31, 2010 was approximately $39,000.

Allowance for Loan Losses

The following table presents the activity in WLBC’s allowance for loan losses for 2010.

Analysis of loss experience by loan type

For the Year Ended
($’s in thousands)	December 31, 2010

Allowance for Loan and Lease Loss:
Balance at the beginning of the year	$0
Provisions charged to operating expenses	36
Recoveries of loans previously charged off:
Construction, land development and other land loans	0
Commercial real estate	0
Residential real estate (1-4 family)	0
Commercial and industrial	0
Consumer	0

Total recoveries	0

Loans charged-off:
Construction, land development and other	0
Commercial	0
Residential (including multi-family)	0
Commercial and industrial	0
Consumer	0

Total charged-off	0

Net charge-offs	0

Balance at end of year	$36

Net Charge-offs to average loans outstanding	0.00%
Allowance for Loan Loss to outstanding loans	0.03%

The accounting principles used by WLBC in maintaining the allowance for loan losses are discussed in the section entitled “Critical Accounting Policies — Allowance for Loan Losses.” The allowance is maintained at a level management believes to be adequate to absorb estimated future credit losses inherent in WLBC’s loan portfolio, based on evaluation of the collectibility of the loans, prior credit loss experience, credit loss experience of other banks and other factors deemed relevant.

In accordance with current accounting standards, the allowance for loan losses was eliminated as part of the purchase accounting. The allowance is required to cover probable losses in new loans generated since October 28, 2010 and for any subsequent deterioration of loans beyond the fair value determined on October 28, 2010. Management will closely monitor the loans existing at October 28, 2010 and establish applicable allowance levels for new loans.

The allowance for loan losses is established through a provision for loan losses charged to operations and is increased by the collection of monies on loans previously charged off (recoveries) and reduced by loans that are charged off. Service1st’s board of directors reviews the adequacy of the allowance for loan losses on a monthly basis. The allowance of $36,000 discussed in the table above is required based on loan growth in November and December 2010. All loans at date of acquisition were recorded at fair value as discussed in Note 5 of WLBC’s financial statements. Thus, for the year ended December 31, 2010, WLBC had established an allowance of $36,000, after increasing the allowance by $36,000 in provisions and recording no recoveries or charge-offs. The allowance for loan loss to outstanding loans is 0.03% for the year ended December 31,

2010, reflecting a very minimal deterioration in the loan portfolio after it was marked to market due to the acquisition of Service1st by WLBC.

WLBC’s methodology for the allowance for loan losses incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include delinquency and charge-off trends, collateral values, the composition, volume and overall quality of the loan portfolio (including outstanding loan commitments), changes in nonperforming loans, concentrations and information about individual loans. Historical loss experience is an important quantitative factor for many banks, but thus far less so for WLBC, because it has been in operation for just over three years. Qualitative factors include the economic condition of WLBC’s operating markets. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type and purpose. Statistics on local trends and peers are also incorporated into the allowance. While WLBC management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary, if there are significant changes in economic or other conditions. In addition, the FDIC and the Nevada FID, as an integral part of their examination processes, review WLBC’s allowances for loan losses, and may require additions to WLBC’s allowance based on their judgment about information available to them at the time of their examinations. WLBC reviews the assumptions and formula used in determining the allowance and makes adjustments, if required to reflect the current risk profile of the portfolio.

When WLBC determines that it is unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement, the loan becomes impaired. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses or charged off WLBC’s books, if deemed necessary.

WLBC’s loan portfolio has a concentration of loans in commercial real-estate related loans and includes significant credit exposure to the commercial real estate industry. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated selling costs (including brokerage fees) and other miscellaneous costs that may be incurred to make the collateral more marketable (such as clean-up costs) and to cure past due amounts (such as delinquent property taxes). The fair value of collateral is determined based on third-party appraisals. See “Information Related to WLBC Bank of Nevada — Allowance for Loan Losses” for more information. In some cases, adjustments are made to the appraised values due to known changes in market conditions or known changes in the collateral.

WLBC’s management believes that the allowance for the year ended December 31, 2010 and the methodology utilized in deriving that level are adequate to absorb known and inherent risks in the loan portfolio. However, credit quality is affected by many factors beyond WLBC’s control, including local and national economies, and facts may exist which are not currently known to WLBC that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon default. Accordingly, no assurance can be given that WLBC will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC, as a major part of its examination process, reviews the allowance for loan losses and could require additional provisions to be made. The allowance is based on estimates, and actual losses may vary from the estimates. However, as the volume of the loan portfolio grows, additional provisions will be required to maintain the allowance at adequate levels. No assurance can be given that continuing adverse economic conditions or unforeseen events will not lead to increases in delinquent loans, the provision for loan losses and/or charge-offs.

The following table presents the allocation of WLBC’s allowance for loan losses by loan category and percentage of loans in each category to total loans as of the dates indicated.

Allocation of the allowance and percentage of allowance by loan type. The allowance of $36,000 discussed in the table below is required based on loan growth in November and December 2010. All loans at date of acquisition were recorded at fair value as discussed in Note 5 of WLBC’s financial statements.

	For the Year Ended December 31, 2010
($’s in thousands)	Amount	% of loans

Allowance for Loan and Lease Loss:
Loans Secured by Real Estate
Construction, land development and other land loans	$0	5.58%
Commercial real estate	0	51.75%
Residential real estate (1-4 family)	0	8.71%

Total loans secured by real estate	0	66.04%
Commercial and industrial	36	33.84%
Consumer	0	0.12%

Total allowance for loan loss	36	100%

The commercial and industrial loan category had provision expense of $36,000 for the year ended December 31, 2010. There were no charge-offs or recoveries noted in 2010.

Deferred Tax Asset

For the year ended December 31, 2010 and year ended December 31, 2009, a valuation allowance for the entire net deferred tax asset was considered necessary as WLBC determined it was not more likely than not that the deferred tax asset would be realized. Federal operating loss carry forwards begin to expire in 2027.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Accordingly, utilization of net operating loss carry forwards may be subject to an annual limitation regarding their utilization against future taxable income upon a change in control.

Deposits

WLBC’s activities are primarily based in Nevada and its deposit base is also primarily generated from this geographic region. Deposits have historically been the primary source for funding WLBC’s asset growth.

During the last two months of 2010, WLBC sought to decrease the rates on its deposit base in order to increase its net interest income, interest rate spread and net interest margin. Deposits totaled $160.3 million at December 31, 2010, up from $0 as of December 31, 2009 due to the acquisition of Service1st. Time deposits increased $35.4 million from December 31, 2009 to December 31, 2010 while money market accounts increased $24.7 million from December 31, 2009 to December 31, 2010. Overall rates on interest-bearing deposit accounts were 3.00%, for the year ended December 31, 2010, however, the calculation of this rates takes into consideration only two months of expense, due to the acquisition of Service1st on October 28, 2010, while the average balance for this same period of time is divided by four quarters when only one quarter of the year, quarter ended December 31, 2010 contained a balance. Interest expense totaled $115,000 for the year ended December 31, 2010. The overall increase in total deposits of 100.00% is reflective of WLBC acquiring Service1st on October 28, 2010.

The following table reflects the summary of deposit categories by dollar and percentage for the year ended December 31, 2010:

	December 31, 2010
($’s in thousands)	Amount	% of Total

Non-interest-bearing deposits	$67,087	41.85%
Interest-bearing deposits	31,837	19.86%
Money Markets	24,672	15.39%
Savings	1,273	0.79%
Time deposits under $100,000	4,919	3.07%
Time deposits $100,000 and over	30,498	19.03%

Total Deposits	$160,286	100.00%

Certificates of deposits of $100,000 or more for the year ended December 31, 2010 and December 31, 2009 totaled $30.5 million and $0, respectively. These deposits are generally more rate sensitive than other deposits and are more likely to be withdrawn to obtain higher yields elsewhere, if available. Scheduled maturities of certificates of deposits in amounts of $100,000 or more at December 31, 2010 were as follows:

Certificates of Deposit Maturities > $100,000

($’s in thousands)	Amount

Three months or less	$1,671
Over three months to six months	3,504
Over six months to twelve months	25,323
Over 12 months	0

Total	$30,498

Capital Resources

The current and projected capital position of WLBC and the impact of capital plans on long term strategies are reviewed regularly by management. WLBC’s capital position represents the level of capital available to support continuing operations and expansion.

WLBC is subject to certain regulatory capital requirements mandated by the FDIC and generally applicable to all banks in the United States. For more information, see the section entitled “Supervision and Regulation.” Failure to meet minimum capital requirements can result in restrictions on activities (including restrictions on the rates paid on deposits), and otherwise may cause federal or state bank regulators to initiate enforcement and/or other action against WLBC. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet item as calculated under regulatory accounting practices. WLBC’s capital amounts and classifications are also subject to qualitative judgments by the FDIC about components, risk weightings and other factors. In accordance with Service1st’s consent order dated September 1, 2010, WLBC must maintain its Tier 1 capital in such an amount to ensure that its leverage ratio equals or exceeds 8.5%.

On September 1, 2010, Service1st, without admitting or denying any possible charges relating to the conduct of its banking operations, agreed with the FDIC and the Nevada FID to the issuance of a Consent Order. The Consent Order supersedes a Memorandum of Understanding entered into by Service1st with the FDIC and Nevada FID in May of 2009. Under the Consent Order, Service1st has agreed, among other things, to: (i) assess the qualification of, and have retained qualified, senior management commensurate with the size and risk profile of Service1st; (ii) maintain a Tier I leverage ratio at or above 8.5% (as of December 31, 2010, Service1st’s Tier I leverage ratio was at 18.1%) and a total risk- based capital ratio at or above 12% (as of

December 31, 2010, Service1st’s total risk-based capital ratio was at 31.0%); (iii) continue to maintain an adequate allowance for loan and lease losses; (iv) not pay any dividends without prior bank regulatory approval; (v) formulate and implement a plan to reduce Service1st’s risk exposure to adversely classified assets; (vi) not extend additional credit to any borrower whose loan has been charged-off or classified “loss”; (vii) not extend any additional credit to any borrower whose loan has been classified as “substandard” or “doubtful” without prior approval from Service1st’s board of directors or loan committee; (viii) formulate and implement a plan to reduce risk exposure to its concentration in commercial real estate loans in conformance with Appendix A of Part 365 of the FDIC’s Rules and Regulations; (ix) formulate and implement a plan to address profitability; and (x) not accept brokered deposits (which includes deposits paying interest rates significantly higher than prevailing rates in Service1st’s market area) and reduce its reliance on existing brokered deposits, if any.

WLBC became a bank holding company on October 28, 2010 with the consummation of the acquisition of Service1st. As of December 31, 2010, WLBC’s capital was $93.8 million, which WLBC deems adequate to support continuing operations and growth. As a de novo bank, Service1st is required to maintain a Tier 1 capital leverage ratio of not less than 8.0% during Service1st’s first seven years of operations. WLBC’s capital ratios at December 31, 2010, relative to the ratios require of “well-capitalized” banks under the prompt corrective action regime put in place by federal banking regulations, are as follows:

			“To Be Well
			Capitalized
			Under
			Regulatory
Capital Ratios:	WLBC	Service1st	Agreement”

Tier 1 equity to average assets	30.5%	18.1%	10.0%
Tier 1 risk-based capital ratio	68.4%	30.6%	6.0%
Total risk-based capital ratio	68.8%	31.0%	12.0%

The acquisition of Service1st by WLBC was consummated at close of business on October 28, 2010. Per the Merger Agreement, WLBC injected an additional $25 million of capital into Service1st. As a commitment made to the FDIC during acquisition application processing, we also agreed to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013 or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada Financial Institutions Division terminates.

Liquidity and Asset/Liability Management

Liquidity management refers to WLBC’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to WLBC’s liquidity position. Lines of credit with the regional Federal Reserve Bank and FHLB, as well as short term investments, increases in deposits and loan repayments all contribute to liquidity while loan funding, investing and deposit withdrawals decrease liquidity. WLBC assesses the likelihood of projected funding requirements by reviewing current and forecasted economic conditions and individual client funding needs.

WLBC’s sources of liquidity consists of cash and due from correspondent banks, overnight funds sold to correspondents and the Federal Reserve Bank, certificates of deposits at other financial institution (non-brokered), unpledged security investments and lines of credit with the Federal Reserve Bank of San Francisco and FHLB of San Francisco. For the year ended December 31, 2010, WLBC had approximately $103.2 million in cash and cash equivalents, approximately $26.9 million in certificates of deposits at other financial institutions, with maturities of one year or less. In addition, WLBC had $2.5 million in unpledged security investments, of which $1.8 million is classified as available for sale, while the remaining $652,000 is classified as held to maturity. WLBC also has a $4.0 million collateralized line of credit with the Federal Reserve Bank of San Francisco and a $18.0 million collateralized line of credit with the Federal Home Loan Bank of San Francisco. Both the $4.0 million line of credit with the Federal Reserve of San Francisco and the $18.0 million line of credit with the Federal Home Loan Bank have a zero balance.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. WLBC can sell any of its unpledged securities held in the available for sale category to meet liquidity needs. These securities are also available to pledge as collateral for borrowings, if the need should arise.

WLBC’s management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs during the next twelve months. In addition, Service1st Bank’s Asset/Liability Management Committee oversees Service1st Bank’s liquidity position by reviewing a monthly liquidity report. While management recognizes that Service1st may use some of its existing liquidity to issue loans during the next twelve months, it is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to impair WLBC’s liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, WLBC is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

	At December 31,
	2010	2009	2008
	($ in thousands)

Commitments to extend credit	$18,504	0	0
Standby commercial letters of credit	590	0	0

WLBC maintains an allowance for unfunded commitments, based on the level and quality of WLBC’s undisbursed loan funds, which comprises the majority of WLBC’s off-balance sheet risk. For the year ended December 31, 2010 and December 31, 2009, the allowance for unfunded commitments was approximately $372,000 and $0, respectively.

Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of WLBC’s business.

Contractual Obligations

The following table is a summary of WLBC’s contractual obligations as of December 31, 2010, by contractual maturity date for the next five years.

	Payments Due by Year
($s in thousands)		Less Than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long Term Borrowed Funds	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	2,096	910	1,186	0	0
Purchase Obligations	0	0	0	0	0
Other Long Term Liabilities	0	0	0	0	0

	$2,096	$910	$1,186	$0	$0

Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As a financial institution, WLBC’s primary component of market risk is interest rate volatility. Net interest income is the primary component of WLBC’s net income, and fluctuations in interest rates will ultimately affect the level of both income and expense recorded on a large portion of WLBC’s assets and liabilities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by WLBC, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities, (v) the fair value of WLBC’s saleable assets, (vi) the amount of unrealized gains and losses on securities available for sale, the volume of interest bearing non-maturity deposits and (vii) the early withdrawal likelihood of customer originated certificates of deposit.

Interest rate risk occurs when assets and liabilities re-price at different times as interest rates change. In general, the interest that WLBC earns on its assets and pays on its liabilities is established contractually for a specified period of time. Market interest rates change over time and if a financial institution cannot quickly adapt to changes in interest rates, it may be exposed to volatility in earnings. For instance, if WLBC were to fund long-term fixed rate assets with short-term variable rate deposits, and interest rates were to rise over the term of the assets, the short-term variable deposits would rise in cost, adversely affecting net interest income. Similar risks exist when rate sensitive assets (for example, prime rate based loans) are funded by longer-term fixed rate liabilities in a falling interest rate environment.

WLBC manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds while maintaining an acceptable level of net interest income given the current interest rate environment. WLBC’s primary source of funds has been retail deposits, consisting primarily of interest-bearing checking accounts and time deposits. WLBC’s management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. WLBC has no brokered deposits. WLBC also maintains availability of lines of credit from the FHLB of San Francisco and the Federal Reserve Bank of San Francisco as additional sources of funds, but has not drawn on them. Borrowings under these lines generally have a long-term to maturity than retail deposits.

WLBC also uses interest rate “floors,” ranging from 5.5% to 8.5%, on a majority of its prime-rate based loans to protect against a loss of net interest income that would result from a decline in interest rates. At December 31, 2010, approximately 43% of WLBC’s loans are indexed to the national prime rate. Currently the prime rate is under the applicable floor rate for substantially all of WLBC’s prime-rate based loans. WLBC’s net interest income may be adversely impacted, if the prime rate were to increase but remain below the applicable floor rate since any such increase may result in an increase in WLBC’s interest expenses without an increase in WLBC’s interest income derived from such prime-rate based loans until the prime rate exceeds the applicable floor rate.

WLBC has an interest rate risk management system that captures material sources of interest rate risk and generates reports for senior management and the board of directors. WLBC board establishes interest rate risk management policies that govern the measurement and control of interest rate risk. The asset/liability management committee provides oversight of WLBC’s interest rate risk management. The Chief Financial Officer is responsible for day-to-day management of WLBC’s interest rate sensitivity position and examines the potential impact of differing interest rate scenarios. Key measurements include, but are not limited to, traditional gap ratios, earnings at risk, economic value of equity, net interest margin trends relative to peer banks and performance relative to market interest rate cycles.

Risk tolerance limits are set based on net profit impact of instantaneous and sustained interest rate shocks of +/- 100 basis points, with quarterly measures of shocks up 300 basis points and down 200 basis points. The effect of interest rate shocks on WLBC’s economic value of equity will also be considered. WLBC’s interest rate risk model is back-tested to ensure integrity of key assumptions and to compare actual results after significant rate changes to predicted results. Applicable measurements are reviewed for consistency with WLBC’s target aggregates and for indication of actual or potential adverse trends. Interest rate risk management reports are prepared quarterly and back-tested as market conditions warrant.

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions WLBC may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth below should market conditions vary from underlying assumptions.

December 31, 2010
Sensitivity of Net Interest Income

		Percentage
	Adjusted Net	Change
Interest Rate Scenario	Interest Income	from Base
	(Dollars in thousands)

Up 300 basis points	$10,749	5.25%
Up 200 basis points	10,559	3.39%
Up 100 basis points	10,374	1.58%
BASE	10,213	0.00%
Down 100 basis points	10,069	−1.41%
Down 200 basis points	9,637	−5.63%

SELECTED HISTORICAL FINANCIAL INFORMATION — SERVICE1ST BANK OF NEVADA

Service1st’s balance sheet data for the period ended October 28, 2010, and years ended December 31, 2009 and December 31, 2008 and related statements of operations, changes in shareholders’ equity and cash flows for the period ended October 28, 2010 and each of the years ended December 31, 2009 and December 31, 2008, are derived from Service1st’s audited financial statements, which are included elsewhere in this Form 10-K.

This information should be read together with Service1st’s audited financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Service1st Bank of Nevada” and other financial information included elsewhere in this Form 10-K. The historical results included below and elsewhere in this Form 10-K are not indicative of the future performance of Service1st.

Selected Financial Data of Service1st

Set forth below are selected financial data of Service1st for the period ended October 28, 2010 and years ended December 31, 2009 and 2008. You should read this information in conjunction with Service1st’s audited financial statements and notes to the financial statements included elsewhere in this Form 10-K.

SERVICE1ST BANK OF NEVADA
SELECTED FINANCIAL DATA

	Period Ended October 28, 2010 and Years Ended 2009 and 2008
	2010(3)	2009	2008
	($ in thousands except per share data)

Selected Results of Operations Data:
Interest income	$6,620	$9,043	$8,497
Interest expense	1,147	2,676	2,022

Net interest income	5,473	6,367	6,475
Provision for loan losses	6,329	15,666	3,670

Net interest (loss) income after provision for loan losses	(856)	(9,299)	2,805
Non-interest income	507	514	341
Non-interest expense	8,368	8,593	8,263

Net Loss	$(8,717)	$(17,378)	$(5,117)

Per Share data:
Net loss per common share	$(175.00)	$(342.86)	$(100.70)
Book Value	$330.01	$492.24	$832.80

	Period Ended October 28, 2010 and Years Ended 2009 and 2008
	2010(3)	2009	2008
	($ in thousands except per share data)

Selected Balance Sheet Data:
Total Assets	$179,956	$211,760	$159,494
Cash and cash equivalents	15,091	49,633	9,987
Certificates of deposit(4)	31,928	9,313	0
Investment securities	10,432	17,635	11,740
Gross loans, including net deferred loan fees	125,404	136,967	137,216
Allowance for loan losses	9,418	6,404	2,883
Deposits	162,066	185,320	109,891
Stockholders’ equity	16,438	24,519	42,316
Performance Ratios:
Net interest margin(1)	3.24%	3.22%	4.59%
Efficiency ratio(2)	139.93%	124.88%	121.25%
Return on average assets	(4.98)%	(8.48)%	(3.52)%
Return on average equity	(46.72)%	(43.24)%	(11.12)%
Asset Quality:
Nonperforming loans	$20,326	$7,799	$3,434
Allowance for loan losses as a percentage of nonperforming loans	46.34%	82.11%	83.95%
Allowance for loan losses as a percentage of portfolio loans	7.51%	4.68%	2.10%
Nonperforming loans as a percentage of total portfolio loans	16.21%	5.69%	2.50%
Nonperforming loans as a percentage of total assets	12.63%	3.68%	2.15%
Net charge-offs to average portfolio loans	2.54%	8.43%	1.44%
Capital Ratios:
Average equity to average assets	10.66%	19.60%	31.62%
Tier 1 equity to average assets	8.70%	10.95%	25.78%
Tier 1 Risk-Based Capital ratio	12.80%	16.28%	28.21%
Total Risk-Based Capital ratio	14.10%	17.57%	29.48%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents non-interest expenses as a percentage of the total of net interest income plus non-interest income.

(3)	Service1st was acquired in 100% stock exchange on October 28, 2010. Thus, the 2010 data represents a partial year.

(4)	Certificates of deposit issued by other banks with original maturities greater than three months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — SERVICE1ST BANK OF NEVADA

The following discussion and analysis should be read in conjunction with Service1st’s audited financial statements and notes to the financial statements included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements” may cause actual results to differ materially from those projected in the forward-looking statements.

Overview

Business of Service1st

Service1st was formed on November 3, 2006 and commenced operations as a commercial bank on January 16, 2007 under a state charter from the Nevada FID and with federal deposit insurance from the FDIC. Service1st was initially capitalized with $50 million raised in a private placement. At October 28, 2010, Service1st had total assets of $180.0 million, total gross loans of $125.4 million and total deposits of $162.1 million.

As a traditional community bank, operating from its headquarters and two retail banking locations in the greater Las Vegas area, Service1st provides a variety of loans to its customers, including commercial real estate loans, construction and land development loans, commercial and industrial loans, Small Business Administration (“SBA”) loans, and to a lesser extent consumer loans. As of October 28, 2010, loans secured by real estate constituted 65.77% of Service1st’s loan portfolio. Service1st relies on locally-generated deposits to provide Service1st with funds for making loans. The overwhelming majority of its business is generated in the Nevada market.

Service1st generates substantially all of its revenue from interest on loans and investment securities and service fees and other charges on customer accounts. This revenue is offset by interest expense paid on deposits and other borrowings and non-interest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as customer deposits and other borrowings used to fund those assets. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities and the level of nonperforming assets combine to affect net interest income.

Service1st receives fees from its deposit customers in the form of service fees, checking fees and other fees. Other services such as safe deposit and wire transfers provide additional fee income. Service1st may also generate income from time to time from the sale of investment securities. The fees collected by Service1st are found under “Non-interest Income” in the statements of operations contained within Service1st’s audited financial statements for the period ended October 28, 2010 (which are included elsewhere in this Form 10-K). Offsetting these earnings are operating expenses referred to as “Non-Interest Expense” in the statements of operations. Because banking is a very people intensive industry, the largest operating expense is employee compensation and related expenses.

Local Economic Conditions

According to the National Bureau of Economic Research, the United States economy entered into the longest and most severe recession in the post-war year beginning in December of 2007. The recession and continued economic downturn have been deeply felt in the greater Las Vegas area. Beginning in 2008, job losses, declining real property values, low consumer and business confidence levels and increasing vacancy and foreclosure rates for commercial and residential property dramatically affected the Las Vegas economy. According to a monthly report produced by The Center for Business & Economic Research at the University of Nevada Las Vegas (the “CBER Report”), the local unemployment rate in Las Vegas rose from 5.6% as of December 31, 2007, to 9.1% as of December 31, 2008, to 13.1% at December 31, 2009 and to 14.9% at December 31, 2010. In addition, new home sales decreased 53.4% from December 2007 to December 2008, falling a further 25.7% from December 2008 to December 2009 and down 27.3% from December 2009 to December 2010. During the same year, median new home prices decreased 21.7% from December 2007 to December 2008, decreased 11.2% from December 2008 to December 2009 and decreased 0.3% from December 2009 to December 2010. Although new home sales decreased by 27.3% for the year ended December 31, 2010 compared to the same year in 2009, median new home prices continued to decrease by 0.3% for the year ended December 31, 2010 compared to the same year in 2009. The national recession also adversely affected tourism and Las Vegas’ critical gaming industry. According to the CBER Report, Las Vegas area gaming revenues decreased 18.4% from December 2007 to December 2008, decreased 2.4% from December 2008 to December 2009, and decreased 4.7% for the year ended December 31, 2010 compared to same year for 2009. Data derived from The Applied Analysis, Las Vegas Market Reports (2nd quarter

2010) shows that Las Vegas vacancy rates for office, industrial and retail space rose from December 31, 2007 to December 31, 2008 to December 31, 2009 to December 31, 2010: office — from 13.6%, to 17.3%, to 23.0%, to 24.2%; industrial — from 6.6%, to 8.9%, to 13.7%, to 16.9%; and retail — from 4.0%, to 7.4%, to 10.0%, to 10.2%.

Summary of Results of Operations and Financial Condition

Since formation at the beginning of 2007, Service1st has not been profitable. To some extent, the lack of profitability is attributable to the start-up nature of its business: time is required to build assets sufficient to generate enough interest income to cover operating expenses. However, in addition to the customary challenges of building profitability for a start-up bank, Service1st has experienced deterioration in the quality of its loan portfolio, largely as a result of the challenging economic conditions in the Las Vegas market.

For the period ended October 28, 2010, Service1st recorded a net loss of $8.7 million or $175.00 per common share, as compared with a net loss of $17.4 million or $342.86 per common share in 2009 and a loss of $5.1 million or $100.70 per common share in 2008. The $8.7 million decrease in net loss for the period ended October 28, 2010, when compared to the period ended December 31, 2009, was the result of a $9.3 million decrease in the provision for loan losses. The provision expense was $6.3 million for the period end October 28, 2010, compared to $15.7 million in 2009, and $3.7 million in 2008. The $9.3 million decrease in provision for loan losses for the period ended October 28, 2010 versus the twelve months ended December 31, 2009 is the result of $8.2 million in fewer loan charges offs in Service1st’s loan portfolio. The total amount of loans charged off was $3.9 million for the period end October 28, 2010, compared to $12.2 million in 2009, and $1.7 million in 2008. These numbers indicate a substantial turn around in the deterioration of the loan portfolio which can be seen in the progression of the percentage of net charge-offs to average loans outstanding, which was 2.54% for the period ended October 28, 2010, 8.43% at December 31, 2009, compared with 1.44% at December 31, 2008.

Net interest income was adversely impacted in 2010, and to a lesser extent in 2009 and 2008, by the increase in nonaccrual loans. With many real estate projects requiring an extended time to market, some borrowers have exhausted their liquidity and ceased making payments on their loans, which has required Service1st to place their loans on nonaccrual status. Service1st’s nonaccrual loans increased to 16.21% total portfolio loans for the period ended October 28, 2010 as compared to 5.69% at year end 2009, and were 2.50% at year end.

The allowance for loan and lease losses has grown steadily since inception of the bank, as a result of the increasing numbers and percentages of problem loans in Service1st’s loan portfolio. The allowance stood at $9.4 million, or 7.51% of loans for the period ended October 28, 2010, compared to $6.4 million at year end 2009, or 4.68% of loans, and $2.9 million at year end 2008, or 2.10% of loans. The increase in 2010 was primarily attributable to a provision for loan losses of $6.3 million and recoveries of $615,000, mostly offset by charge-offs of $3.9 million. The increase in 2009 was primarily attributable to a provision for loan losses of $15.7 million, mostly offset by charge-offs of $12.2 million. The increase in 2008 was primarily attributable to a provision for loan losses of $3.7 million, partially offset by $1.7 million in charge-offs.

As Service1st commenced operations with $50.0 million of capital, it has sufficient capital to absorb the losses it has experienced during its years of operations. With total stockholder’s equity of $16.4 million at October 28, 2010, Service1st had a leverage ratio (the ratio of Tier 1 equity to average assets) of 8.7% of total assets, well above the 5.0% regulatory requirements for well-capitalized banks and just above the 8.5% requirement for Service1st due to its consent order. At October 28, 2010, Tier 1 risk-based capital stood at 12.8%, and total risk-based capital at 14.10%, well above the requirement of 12.0% due to its consent order, both of which exceed the risk-based capital guidelines for “well capitalized” banks of 6.0% and 10.0%, respectively.

Critical Accounting Policies and Estimates

Service1st’s significant accounting policies are described in Note 1 of its audited financial statements (which are included elsewhere in this Form 10-K), including information regarding recently issued accounting pronouncements, Service1st’s adoption of such policies and the related impact of their adoption. Certain of these policies, along with various estimates that Service1st is required to make in recording its financial transactions, are important to have a complete understanding of Service1st’s financial position. In addition, these estimates require Service1st to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a summary of these critical accounting policies and significant estimates.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the credit risk in Service1st’s loan portfolio and appears on the balance sheet as a “contra asset” which reduces gross loans. The allowance is established (or once established, increased) by recording provision expense. Loans charged off on Service1st’s books reduce the allowance. Subsequent recoveries of charged off loans, if any, increase the allowance.

The allowance is an amount that Service1st’s management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem credits, peer bank information, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of Service1st’s loan portfolio in real estate-secured loans, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state banking regulatory agencies, as an integral part of their examination process, periodically review Service1st’s allowance for loan losses, and may require Service1st to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative and environmental factors.

A loan is impaired when it is probable Service1st will be unable to collect all contractual principal and interest payments due in accordance with the original terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Investment Securities Portfolio

Securities classified as available for sale are equity securities and those debt securities Service1st intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of Service1st’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar considerations. Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income (loss), net of related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities classified as held to maturity are those debt securities Service1st has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. These securities are carried at amortized cost, adjusted for amortization of premium and accretion of discount computed by the interest method over the contractual lives. The sale of a security within three months of its maturity date or after at least 85% of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure. Purchase premiums and discounts are generally recognized in interest income using the effective-yield method over the term of the securities.

Service1st’s management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, including an evaluation of credit ratings, (3) the impact of changes in market interest rates, (4) the intent of Service1st to sell a security and (5) whether it is more likely than not Service1st will have to sell the security before recovery of its cost basis.

Stock-Based Compensation

Service1st’s 2007 Stock Option Plan is described more fully in Note 9 to Service1st’s audited financial statements for the period ended October 28, 2010, which are included elsewhere in this Form 10-K. Service1st records the fair value of stock compensation granted to employees and directors as expense over the vesting period. The cost of the award is based on the grant-date fair value. The compensation expenses recognized related to stock options granted under Service1st’s 2007 Stock Option Plan was approximately $633,000 for the period ended October 28, 2010, $379,000 in 2009 and $423,000 in 2008.

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As a result of the Acquisition, which was finalized at the close of business on October 28, 2010, Service1st’s net operating loss utilization will be subject to an annual limitation on the net operating loss against future taxable income. Internal Revenue Code section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.

Results of Operations

Service1st’s results of operations depend substantially on its ability to generate net interest income, which is the difference between the interest income on its interest-earning assets (primarily loans and investment securities) minus interest expense on its interest-bearing liabilities (primarily deposits). Revenue is also generated by non- interest income, consisting principally of account and other service fees. These sources of revenue are burdened by two categories of expense: first, the provision for loan losses, which consists of a charge against earnings in an amount that Service1st’s management judges necessary to maintain Service1st’s allowance for loan losses at a level deemed adequate to absorb probable loan losses inherent in the loan portfolio; and second, non-interest expense, which consists primarily of operating expenses, such as compensation to employees.

The management of interest income and interest expense is fundamental to the performance of Service1st. Net interest income and interest expense on interest-bearing liabilities, such as deposits and other borrowings, is the largest component of Service1st’s net revenue. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. Service1st’s management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets).

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between the dollar amount of interest earning assets and interest-bearing liabilities; and (2) the relationship between re-pricing or maturity of Service1st’s variable-rate and fixed-rate loans, securities, deposits and borrowings.

Variable rate loans constitute 58.21% of Service1st’s portfolio for the period end October 28, 2010, and approximately 51.21% of Service1st’s variable rate loans are indexed to the national prime rate. However, a majority of these prime-rate based loans are subject to “floors,” ranging from 5.5% to 8.5%. Currently the prime rate is under the applicable floor rate for substantially all of Service1st’s prime-rate based loans.

Movements in the national prime rate that increase the applicable loan rates above applicable floors have a direct impact on Service1st’s loan yield and interest income. The national prime rate remained at 3.25% throughout 2009 and the first nine months of 2010, as the Federal Reserve maintained the targeted federal funds rate steady. Based on economic forecasts generally available to the banking industry, Service1st currently believes it is reasonably possible that the targeted federal funds rate and the national prime rate will remain flat in the foreseeable future and increase in the long term; however, there can be no assurance to that effect or as to the timing or the magnitude of any increase should an increase occur, as changes in market interest rates are dependent upon a variety of factors that are beyond Service1st’s control.

Service1st, through its asset and liability policies and practices, seeks to maximize net interest income without exposing Service1st to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Service1st Bank of Nevada — Quantitative and Qualitative Disclosures About Market Risk” in this section for more information.

The following table sets forth Service1st’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the period ended October 28, 2010 and the years ended December 31, 2009 and 2008.

	Period Ended October 28,			Year Ended December 31,			Year Ended December 31,
	2010(4)			2009			2008
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
($ in thousands)	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield

INTEREST-EARNING ASSETS:
Certificates of deposit	$28,913	$287	1.19%	$9,562	$125	1.31%	$845	$37	4.38%
Interest-bearing deposits	28,880	60	0.25%	24,585	62	0.25%	5,024	115	2.29%
Federal funds sold	—	—	0.00%	3,522	8	0.23%	7,958	152	1.91%
Investment securities	14,483	472	3.91%	15,856	646	4.07%	8,598	357	4.15%
Portfolio loans(1)	130,401	5,801	5.34%	143,984	8,202	5.70%	118,536	7,837	6.61%

Total interest-earnings assets/interest income	202,677	6,620	3.92%	197,509	9,043	4.58%	140,961	8,498	6.03%
NONINTEREST EARNING ASSETS:
Cash and due from banks	9,285			8,329			2,603
Allowance for loan losses	(7,628)			(4,274)			(1,468)
Other assets	5,751			3,421			3,393

Total assets	$210,085			$204,985			$145,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
INTEREST-BEARING LIABILITIES:
Demand deposits	$31,710	$349	1.32%	$19,609	$388	1.98%	$10,246	$158	1.54%
Money markets	41,118	211	0.62%	41,271	627	1.52%	52,649	1,344	2.55%
Savings	1,529	7	0.55%	850	12	1.41%	336	6	1.79%
Time deposits under $100,000	5,780	65	1.35%	5,887	156	2.65%	2,088	69	3.30%
Time deposits $100,00 and over	42,900	515	1.44%	51,175	1,480	2.89%	10,910	386	3.54%
Repurchase Agreements	—	—	0.00%	1,538	13	0.85%	3,303	59	1.79%
Short-term borrowings	—	—	0.00%	—	—	0.00%	3	—	1.60%

Total interest-bearing	123,037	1,147	1.12%	120,330	2,676	2.22%	79,535	2,022	2.54%
liabilities/interest expense
NONINTEREST BEARING LIABILITIES:
Non-interest-bearing demand deposits	63,154			42,916			18,927
Accrued interest on deposits and other liabilities	1,490			1,555			1,022

Total liabilities	187,681			164,801			99,484
Stockholders’ equity	22,404			40,184			46,005

Total liabilities and stockholders’ equity	$210,085			$204,985			$145,489

Net interest income and Interest rate spread(2)		$5,473	2.81%		$6,367	2.36%		$6,475	3.49%

Net interest margin(3)			3.24%			3.22%			4.59%
Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	165%			164%			177%

(1)	Average balances include nonaccrual loans of approximately $15,066,000, $9,470,000 and $1,335,000 for the period ended October 28, 2010 and years ended, 2009 and 2008, respectively. Net loan fees or (costs) of $(180,000), $(122,000) and $11,000 are included in the yield computation for the period ended October 28, 2010 and years ended 2009 and 2008, respectively.

(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	Service1st was acquired by Western Liberty Bancorp on October 28, 2010, thus the 2010 data represents a partial year; January 1, 2010 to October 28, 2010.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are allocated proportionately to the changes due to volume and changes due to rate.

	Period Ended October 28,
	2010 compared to Year Ended December 31, 2009
	Increase (Decrease)
	Due to Changes in:
			Net
	Average	Average	Increase
($’s in thousands)	Volume	Rate	(Decrease)

Interest income:
Certificates of deposit	$192	$(30)	$162
Interest-bearing deposits	9	(11)	(2)
Federal funds sold	0	(8)	(8)
Investment securities	(45)	(129)	(174)
Portfolio loans	(604)	(1,797)	(2,401)

Total increase (decrease) in interest income	(448)	(1,975)	(2,423)

Interest expense:
Interest checking	$133	$(172)	$(39)
Money markets	(1)	(415)	(416)
Savings	3	(8)	(5)
Time deposits under $100,000	(1)	(90)	(91)
Time deposits $100,000 and over	(99)	(866)	(965)
Repurchase Agreements	0	(13)	(13)
Short-term borrowings	0	0	0

Total increase (decrease) in interest expense	35	(1,564)	(1,529)

Net increase (decrease) in net interest income	$(483)	$(411)	$(894)

	Years Ended December 31,
	2009 Compared to 2008
	Increase (Decrease)
	Due to Changes in:
			Net
	Average	Average	Increase
($’s in thousands)	Volume	Rate	(Decrease)

Interest income:
Certificates of deposit	$114	$(26)	$88
Interest bearing deposits	49	(102)	(54)
Federal funds sold	(10)	(134)	(144)
Investment securities	296	(7)	289
Portfolio loans	1,451	(1,085)	366

Total increase (decrease) in interest income	1,900	(1,354)	545

Interest expense:
Interest checking	$185	$45	$230
Money markets	(173)	(544)	(717)
Savings	7	(1)	6
Time deposits under $100,000	101	(14)	87
Time deposits $100,000 and over	1,164	(70)	1,094
Repurchase Agreements	(15)	(31)	(46)
Short-term borrowings	0	0	0

Total increase (decrease) in interest expense	1,269	(615)	654

Net increase (decrease) in net interest income	$631	$(739)	$(109)

Comparison of 2010 with 2009

For the year period ended October 28, 2010, average interest-earning assets were $202.7 million and average interest-bearing liabilities were $123.0 million, generating net interest income of $5.5 million. For the year ended December 31, 2009, average interest-earning assets were $197.5 million and average interest-bearing liabilities were $120.3 million, generating net interest income of $6.4 million. Average balances of interest earning assets increased by $5.2 million, or 2.62%, while average balances of interest-bearing liabilities increased by $2.7 million, or 2.25%.

During 2010, Service1st sought to decrease its core deposit base in order to reduce the bank’s excess liquidity due to a shrinking loan portfolio which was caused by stagnant loan growth, loan paydowns/payoffs and charged off loans. The average balance of its loan portfolio decreased by $13.6 million, from $144.0 million for the year ended December 31, 2009 to $130.4 million for the period ended October 28, 2010. Since loan growth never fully materialized, average assets grew primarily through increases in average balances of lower yielding assets, such as certificates of deposit in other banks and interest-bearing deposits. Certificates of deposits in other banks grew $19.3 million, or a growth of 201.04%, from $9.6 million as of December 31, 2009 to $28.9 million for the period ended October 28, 2010. Interest-bearing deposits in other banks grew $4.3 million, or a growth of 17.47%%, from $24.6 million as of December 31, 2009 to $28.9 million for the period ended October 28, 2010. This additional liquidity had a negative impact on the average yield on Service1st’s interest-earning assets.

Average balances of investment securities decreased by $1.4 million during the year, or 8.7%, from $15.9 million at December 31, 2009 to $14.5 million for the period ended October 28, 2010. As interest rates on the investment portfolio slightly decreased, from 4.07% in 2009 to 3.91% in 2010, interest income was negatively impacted by the reduction in earnings.

Interest income was also adversely impacted by the increase in nonaccrual loans, which inhibited the growth of interest-earning assets. With many real estate projects requiring an extended time to market, some borrowers have exhausted their liquidity, which has required Service1st to place their loans on nonaccrual status. Non-performing loans grew from $3.4 million, or 2.50% of total loans at December 31, 2008, to $7.8 million, or 5.69%, of total loans at December 31, 2009, to $20.3 million, or 16.21%, of total portfolio loans for the period ended October 28, 2010. During 2010, quarter end balances of nonaccrual loans steadily increased as the year progressed, with $10.0 million at March 31, 2010, $18.1 million at June 30, 2010 and $20.5 million for the period ended October 28, 2010. For the period ended October 28, 2010, nonaccrual loans totaled $20.3 million. Add to that an additional $2.4 million in other real estate owned (OREO), the result is $20.3 million in nonperforming loans for the period ended October 28, 2010. The high balances of nonperforming loans during 2010 adversely impacted interest income growth.

As a result of all of these factors, the average yield on interest-earning assets decreased from 6.03% for 2008 to 4.58% for 2009, to 3.92% for the period ended October 28, 2010. As a result, despite the slight increase in interest earning assets, total interest income decreased, from $9.0 million for 2009 to $6.6 million for the period ended October 28, 2010, or $7.9 million on an annualized basis.

The increase in interest-earning assets was funded largely by an increase of $23.0 million in average balances of deposit liabilities, from $163.2 million at December 31, 2009 to $186.2 million for the period ended October 28, 2010. The increase was primarily attributable to a $20.2 million, or 47.16% increase in average balances of noninterest bearing deposits and $12.1 million, or 61.67% increase in average balances of interest-bearing checking.

The decrease in interest expense in 2010 of $1.5 million is primarily the result of growth in volume of noninterest-bearing deposits coupled with the impact of lower rates paid on interest bearing deposits.

As a result of both modest decreases in interest rates and large increases in low-yielding liquid assets, Service1st’s net interest rate spread (yield earned on average interest-earning assets less the average rate paid on interest-bearing liabilities) increased to 2.81% in 2010 compared with 2.36% in 2009, and its net interest margin also increased from 3.22% in 2009 to 3.24% in 2010.

Comparison of 2009 with 2008

For the year ended December 31, 2009, average interest-earning assets were $197.5 million and average interest-bearing liabilities were $120.3 million, generating net interest income of $6.4 million. For the year ended December 31, 2008, average interest-earning assets were $141.0 million and average interest-bearing liabilities were $79.5 million, generating net interest income of $6.5 million. Average balances of interest-earning assets increased by $56.5 million, or 40.1%, while average balances of interest-bearing liabilities increased by $40.8 million, or 51.3%.

During 2009, Service1st sought to expand its core deposit base in order to increase its liquidity in anticipation of loan growth. However, while the average balance of its portfolio loans increased by $25.5 million, from $118.5 million for the year ended December 31, 2008 to $144.0 million for the year ended December 31, 2009, anticipated loan growth did not fully materialize, and instead assets grew primarily through increases of average balances of lower yielding assets (consisting of certificates of deposit in other banks, interest-bearing deposits and federal funds sold) of $23.9 million, or a growth of 173.2%, from $13.8 million as of December 31, 2008 to $37.7 million as of December 31, 2009. This additional liquidity had a negative impact on the average yield on Service1st’s interest- earning assets.

Average balances of investment securities also grew by $7.3 million during the year, or 84.9%, from $8.6 million at December 31, 2008 to $15.9 million at December 31, 2009. As interest rates on the investment portfolio slightly decreased, from 4.15% in 2008 to 4.07% in 2009, the increase in investment securities contributed to interest income.

The modest increase in the average balances of portfolio loans of $25.5 million was partially offset by a decrease in their yield from 6.61% to 5.70%, resulting in a net addition to net interest income of only $365,000. Yields on many of the prime-rate based loans were protected by interest-rate floors.

Interest income was also adversely impacted by the increase in nonaccrual loans, which inhibited the growth of interest-earning assets. With many real estate projects requiring an extended time to market, some borrowers have exhausted their liquidity, which has required Service1st to place their loans on nonaccrual status. Non-performing loans grew from $3.4 million, or 2.50% of total loans at December 31, 2008, to $7.8 million, or 5.69%, of total portfolio loans at December 31, 2009. However, during 2009, quarter end balances of nonperforming loans were significantly higher than this range, with $3.4 million at March 31, 2009, $8.7 million at June 30, 2009 and $17.9 million for the period ended October 28, 2010. In the fourth quarter of 2009, Service1st charged off $10.3 million in loans, including many nonperforming loans, such that at December 31, 2009, the total of nonperforming loans fell to $7.8 million. The high balances of nonperforming loans during 2009 adversely impacted interest income growth.

As a result of all of these factors, the average yield on interest-earning assets decreased from 6.03% for 2008 to 4.58% for 2009. As a result, despite the increase in interest-earning assets, total interest income increased only modestly, from $8.5 million for 2008 to $9.0 million for 2009.

The increase in interest-earning assets was funded largely by an increase of $64.7 million in average balances of deposit liabilities, from $98.5 million at December 31, 2008 to $163.2 million at December 31, 2009. The increase was primarily attributable to increases in average balances of time deposits over $100,000 of $40.3 million and non-interest-bearing demand deposits of $24.0 million.

The increase in interest expense in 2009 of $654,000 is primarily the result of the growth in the volume in interest-bearing deposits and, in particular, time deposits over $100,000, which was only partially offset by decreases in rates.

As a result of both modest decreases in interest rates and large increases in low-yielding liquid assets, Service1st’s net interest rate spread (yield earned on average interest-earning assets less the average rate paid on interest-bearing liabilities) decreased to 2.36% in 2009 compared with 3.49% in 2008, and its net interest margin also decreased from 4.59% in 2008 to 3.22% in 2009.

Provision for Loan Losses

The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in Service1st’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio. The amount of the provision for loan losses in any period is affected by reductions to the allowance in the period resulting from charge-offs and increases to the allowance in the period as a result of recoveries from charged-off loans. In addition, changes in the size of the loan portfolio and the recognition of changes in current risk factors affect the amount of the provision.

During 2010, Service1st continued to experience significant competitive pressures and challenging economic conditions in the markets in which it operates. The Las Vegas economy, as well as the national economy, has continued to show signs of significant weakness. Weakness in the residential market has expanded into the commercial real estate market, as builders and related industries downsize. These economic trends have adversely affected Service1st’s asset quality and increased charge-offs. Service1st has responded by increasing provision expense to replenish and build the allowance for loan losses allocable to adversely affected segments of Service1st’s loan portfolio — in particular, construction and land development loans and commercial and industrial loans. Continuation of these economic and real estate factors is likely to continue to affect Service1st’s asset quality and overall performance during the coming year.

Comparison of 2010 with 2009

Service1st’s provision for loan losses was $6.3 million for the period ended October 28, 2010, compared with $15.7 million for the year ended December 31, 2009. The significant decrease in the provision for loan losses from 2009 to 2010 is primarily attributable to $3.9 million of charge-offs taken in 2010, of which $1.2 million was in Service1st’s construction and land development portfolio (compared with $7.7 million in 2009), and of which $1.7 million was in the commercial and industrial loan portfolio (compared with

$4.4 million in charge-offs in 2009). As a result, net charge-offs to average loans outstanding decreased from 8.43% in 2009 to 2.54% in 2010.

Comparison of 2009 with 2008

Service1st’s provision for loan losses was $15.7 million for the year ended December 31, 2009, compared with $3.7 million for the year ended December 31, 2008. The significant increase in the provision for loan losses from 2008 to 2009 is primarily attributable to $12.2 million of charge-offs taken in 2009, of which $7.7 million was in Service1st’s construction and land development portfolio (compared with $1.7 million in 2008), and of which $4.4 million was in the commercial and industrial loan portfolio (compared with no charge-offs in 2008). As a result, net charge-offs to average loans outstanding increased from 1.44% in 2008 to 8.43% in 2009. The increase is also attributable to the continuing weak economic conditions in the markets served by Service1st, which resulted in an overall increase in nonperforming loans from $3.4 million, or 2.50%, of total portfolio loans at December 31, 2008, to $7.8 million, or 5.69%, of total portfolio loans at December 31, 2009. Average balances of nonperforming loans were well above this range for most of 2009, having been reduced by charge-offs of $10.3 million taken in the fourth quarter of 2009, all of which were nonperforming loans. In addition, Service1st’s potential problem loans (loans classified, special mention, substandard, doubtful or loss) totaled approximately $36.2 million at December 31, 2009 compared with $19.5 million at December 31, 2008.

Non-Interest Income

Non-interest income primarily consists of loan documentation and late fees, service charges on deposits and other fees such as wire and ATM fees.

Comparison of 2010 with 2009

Non-interest income totaled $514,000 for full year 2009 and $507,000 for the period of January 1, 2010 through October 28, 2010, or $608,000 on an annualized basis. This trend is the continued resolve of Service1st’s management to adhere to fee income policies, including limiting waivers of such fees. This effort began in mid-2008 and continued throughout 2010.

Comparison of 2009 with 2008

Non-interest income increased from $340,000 for 2008 to $514,000 for 2009. The increase of $174,000 is primarily the result of a continuing effort by Service1st’s management to adhere to fee income policies, including limiting waivers of such fees. This effort began in mid-2008 and carried throughout 2009.

Non-Interest Expense

The following table sets for the principal elements of non-interest expenses for 2010, 2009, and 2008.

	Period Ended October 28, 2010 And Years Ended December 31,
($ in thousands)	2010(1)	2009	2008

Non-interest expenses:
Salaries and employee benefits	$3,536	$3,875	$5,029
Occupancy, equipment and depreciation	1,360	1,673	1,664
Computer service charges	243	328	313
Professional fees	1,605	1,026	256
Advertising and business development	79	88	157
Insurance	705	500	145
Telephone	87	101	104
Stationary and supplies	26	32	45
Director fees	34	44	23
Loss on disposition of equipment s	0	3	0
Other real estate owned	654	0	0
Provision for unfunded commitments	(471)	498	140
Other	510	425	387

Total non-interest expenses	$8,368	$8,593	$8,263

(1)	For the period January 1, 2010 through October 28, 2010.

Comparison of 2010 with 2009

Non-interest expense was $8.4 million for the period ended October 28, 2010, or on an annualized basis would have totaled $10.0 million compared with $8.6 million for 2009. Salaries and employee benefits total $3.5 million, or on an annualized basis would have totaled $4.2 million compared with $3.9 million for 2009. The $300,000 increase in salaries and employee benefits expense is the result of $310,000 in stock option expense being recorded in 2010 upon the retirement of an executive officer. The officer’s stock options vested immediately upon his retirement. Professional fees increased $600,000, from $1.0 million in 2009 to $1.6 million for the period ended October 28, 2010. The $600,000 increase is largely due to additional legal, audit and consulting fees incurred by Service1st in connection with the Acquisition. For the period ended October 28, 2010, Service1st recorded $654,000 in other real estate owned (OREO) expense since the inception of the bank. In addition, FDIC insurance premiums increased $205,000, primarily due to growth in deposits for the first eight months of the year. The decrease in provision for unfunded commitments was primarily a result of a decrease to the reserve amount for unfunded lines of credit. These lines of credit are commitments that Service1st has underwritten for its borrowers, but have yet to be funded by the bank.

Comparison of 2009 with 2008

Non-interest expense was primarily flat, year over year: $8.6 million for 2009, compared with $8.3 for 2008. Salaries and employee benefits decreased $1.2 million in 2009 from $5.0 million in 2008 to $3.9 million in 2009. The $1.2 million decrease was due to staff reductions, as well as a reduction in salaries and benefits for the remaining employees. These cost-savings were partially offset by a $770,000 increase in professional fees during the same period, of which $741,000 was due to additional legal, audit and consulting fees incurred by Service1st in connection with the Acquisition. In addition, FDIC insurance premiums increased $355,000, primarily due to growth in deposits of $75.4 million. The increase in other expense was primarily a result of an additional $498,000 to the reserve amount for unfunded lines of credit. These lines of credit are commitments that Service1st has underwritten for its borrowers, but have yet to be funded by the bank.

Income Taxes

Due to Service1st incurring operating losses from inception, no provision for income taxes has been recorded since the inception of Service1st.

Financial Condition

Assets

Total assets stood at $180.0 million for the period ended October 28, 2010, a decrease of $31.8 million, or 15.01% from $211.8 million as of December 31, 2009. The shrinkage in total assets was principally attributable to a net decrease of $11.9 million in cash and cash equivalents (consisting of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less) and certificate of deposits held at other banks. In addition, gross loans, including net deferred loan fees decreased $11.6 million while investment securities decreased $7.2 million. Cash and cash equivalents at October 28, 2010 were $15.1 million, down from $49.6 million at December 31. 2009. Certificates of deposits at October 28, 2010 were $31.9 million, up from $9.3 million at December 31. 2009. Gross loans at October 28, 2010 were $125.4 million compared to $137.0 million at December 31, 2009. Investment securities at October 28, 2010 were $10.4 million compared to $17.6 million at December 31, 2009.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less. Cash and cash equivalents totalled $15.1 million at October 28, 2010, $49.6 million at December 31, 2009 and $10.0 million at December 31, 2008. Cash and cash equivalents are managed based upon liquidity needs. The decrease reflected Service1st’s efforts to shrink its liquidity in due to the reductions in loan portfolio balances and growth. See “— Liquidity and Asset/Liability Management” in this section below for more information.

Investment Securities and Certificates of Deposits held at other Banks

Service1st invests in investment grade securities and certificates of deposits at other banks with original maturities exceeding three months for the following reasons: (i) such investments can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; (ii) they provide a source of assets to pledge to secure lines of credit (and, potentially, deposits from governmental entities), as may be required by law or by specific agreement with a depositor or lender; (iii) they can be used as an interest rate risk management tool, since they provide a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of Service1st; and (iv) they represent an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans. Further, if and when Service1st becomes profitable, tax free investment securities can be a source of partially tax-exempt income.

Service1st uses two portfolio classifications for its investment securities: “Held to Maturity”, and “Available for Sale”. The Held to Maturity portfolio consists only of securities that Service1st has both the intent and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by generally accepted accounting principles. Accounting guidance requires Available for Sale securities to be marked to estimated fair value with an offset, net of taxes, to accumulated other comprehensive income, a component of stockholders’ equity.

Service1st’s investment portfolio is currently composed primarily of: (i) U.S. Government Agency securities; (ii) investment grade corporate debt securities; and (iii) collateralized mortgage obligations. For the period ended October 28, 2010, investment securities and certificates of deposit totaled $42.4 million, an increase of 57.62% or $15.5 million, compared with $26.9 million at December 31, 2009.

Service1st has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

The tables below summarize Service1st’s investment portfolio for the period ended October 28, 2010 and year ended December 31, 2009. Securities are identified as available-for-sale or held to maturity. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Securities measured at fair value are reported at fair value, with unrealized gains and losses included in current earnings.

	For the Period Ended October 28, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Investments — Available for Sale
U.S. Government Agency Securities	$1,002	$—	$—	$1,002
Collateralized Mortgage Obligations-commercial	1,868	—	(20)	1,848

Total	$2,870	$—	$(20)	$2,850

	For the Period Ended October 28, 2010
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Investments-Held to Maturity
Corporate debt securities	$6,924	$256	$—	$7,180
SBA Loan Pools	658	4	—	662

Total	$7,582	$260	$—	$7,842

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Investments — Available for Sale
U.S. Government Agency Securities	$5,248	$—	$(19)	$5,229
Collateralized Mortgage Obligations-commercial	2,209	—	(4)	2,205

Total	$7,457	$—	$(23)	$7,434

	December 31, 2009
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Investments-Held to Maturity
U.S. Government Agency Securities	$997	$3	$—	$1,000
Corporate debt securities	8,390	477	—	8,867
SBA Loan Pools	814	—	(5)	809

Total	$10,201	$480	$(5)	$10,676

The table below summarizes the maturity dates and investment yields on Service1st’s investment portfolio for the period ended October 28, 2010 and December 31, 2009 for securities identified as available for sale or held to maturity.

For the period ended October 28, 2010

	Due Under 1 Year Amount/Yield		Due 1-5 Years Amount/Yield		Due 5-10 Years Amount/Yield		Due Over 10 Years Amount/Yield		Total Amount/Yield

Available for Sale
U.S. Government Agency Securities	$0	0.00%	$1,002	1.50%	$0	0.00%	$0	0.00%	$1,002	1.50%
Corporate Debt Securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Collateralized Mortgage Obligations-commercial	978	6.28%	870	5.82%	0	0.00%	0	0.00%	1,848	6.06%
Small Business Administration Loan Pools	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total available for sale	$978	6.28%	$1,872	3.51%	$0	0.00%	$0	0.00%	$2,850	4.46%

Held to Maturity
U.S. Government Agency Securities	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
Corporate Debt Securities	4,027	5.36%	3,153	5.19%	0	0.00%	0	0.00%	7,180	5.29%
Collateralized Mortgage Obligations-commercial	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Small Business Administration Loan Pools	7	3.12%	15	5.13%	100	2.91%	540	3.27%	662	3.26%

Total held to maturity	$4,034	5.36%	$3,168	5.19%	$100	2.91%	$540	3.27%	$7,842	5.11%

As of December 31, 2009

									Total
	Due Under 1 Year Amount/Yield		Due 1-5 Years Amount/Yield		Due 5-10 Years Amount/Yield		Due Over 10 Years Amount/Yield		Amount/Yield

Available for Sale
U.S. Government Agency Securities	$0	0.00%	$5,229	1.48%	$0	0.00%	$0	0.00%	$5,229	1.48%
Corporate Debt Securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Collateralized Mortgage Obligations-commercial	0	0.00%	2,204	2.65%	0	0.00%	0	0.00%	2,204	2.65%
Small Business Administration Loan Pools	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total available for sale	$0	0.00%	$7,433	1.83%	$0	0.00%	$0	0.00%	$7,433	1.83%

Held to Maturity
U.S. Government Agency Securities	$0	0.00%	$997	1.55%	$0	0.00%	$0	0.00%	$997	1.55%
Corporate Debt Securities	4,011	3.74%	4,379	7.11%	0	0.00%	0	0.00%	8,390	5.50%
Collateralized Mortgage Obligations-commercial	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Small Business Administration Loan Pools	0	0.00%	38	3.41%	136	2.94%	641	2.72%	814	2.79%

Total held to maturity	$4,011	3.74%	$5,414	6.06%	$136	2.94%	$641	2.72%	$10,201	4.90%

Loans

As of October 28, 2010, substantially all of Service1st’s loan customers were located in Nevada.

The following table summarizes the composition of Service1st’s loan portfolio by type and percentage of the loan portfolio for the dates indicated.

	For the Period Ended October 28, 2010
	and Years Ended December 31, 2009 and 2008
($ in thousands)	2010		2009		2008

Loans secured by real estate:
Construction, land development and other land loans	$9,225	7.35%	$20,279	14.80%	$38,608	28.12%
Commercial real estate	62,963	50.22%	68,523	50.02%	41,114	29.95%
Residential (1 to 4 family)	10,282	8.20%	1,367	1.00%	483	0.35%

Total real estate-secured loans	82,470	65.77%	90,169	65.83%	80,205	58.42%
Loans not secured by real estate:
Commercial and industrial	42,778	34.12%	46,470	33.92%	56,556	41.20%
Consumer	136	0.11%	342	0.25%	522	0.38%

Loans, Gross	125,384	100.00%	136,981	100.00%	137,283	100.00%
Net deferred loan fees	20		(15)		(67)

Loan, Gross, net of deferred fees	125,404		136,966		137,216
Less: Allowance for loan losses	(9,418)		(6,404)		(2,883)

Loans, Net	$115,986		$130,562		$134,333

Total gross loans decreased by $11.6 million to $125.4 million for the period ended October 28, 2010, from $137.0 million as of December 31, 2009, as a result of $8.1 million in new loans and $56.9 million in principal advances being offset by $4.2 million in loan payoffs and $65.2 million in principal reductions, $3.9 million in charged off loans, $2.4 million in loans being reclassified to other real estate owned (OREO), and deferred fees of $20,000. Gross loans, net of deferred fees and the allowance for loan losses, decreased $14.6 million from year end 2009 to the period ended October 28, 2010, as a result of a $3.0 million increase in the allowance for loan losses.

Construction, land development and other land loans decreased $11.1 million from 14.80% to 7.35% of the loan portfolio, which reflects $2.9 million in paydowns/payoffs, $1.2 million of loan charge-offs, a $7.4 million reclassification of loan balances to residential real estate as the construction related to this property was complete, plus $350,000 in commercial and industrial loans were reclassified to construction, land development and other land loans due to Service1st taking land as collateral. Commercial real estate loan balances decreased $5.6 million, but increased in percentage of total loans, from 50.02% to 50.22% and reflects $1.7 million in new loans, $3.8 million in loan paydowns/payoffs and $922,000 in loan charge offs and $2.4 million in loan balances being classified to other real estate owned. Commercial and industrial loans also decreased over the same period, by $3.7 million, from 33.92% to 34.12% of the loan portfolio by reason of the depressed business climate, reduced loan demand plus $1.7 million of loan charge-offs and another $625,000 in loan balances being classified to other real estate owned. Over the same period, residential real estate loans increased by $8.9 million, from 1.00% to 8.20% of the portfolio, during second quarter 2010, Service1st accepted a residential property as collateral on a $3.0 million loan. Since this $3.0 million loan was classified as commercial and industrial during the first quarter 2010, it was reclassified from commercial and industrial to residential real estate in the second quarter 2010, which caused the residential real estate balance to increase. In addition, a term loan with a draw down period was also collateralized by multiple residential real estate properties and as a result, the borrower advanced additional funds of $1.5 million, which resulted in residential real estate increasing an additional $1.5 million. In addition, two loans totaling $4.6 million were reclassified out of the category of construction, land development and other land loans into residential real estate loans during third quarter 2010 as the construction for each residential property was completed.

The table below reflects the maturity distribution for Service1st’s loans, by category of loans, and the amount of fixed versus variable rate interest loans, for the period ended October 28, 2010.

	For the Period Ended October 28, 2010
	Due Within		Due Over
	One Year	Due 1-5 Years	Five Years	Total

Loans secured by real estate:
Construction, land development and other land loans	$6,429	$2,796	$—	$9,225
Commercial real estate	350	24,852	37,761	62,963
Residential real estate (1 to 4 family)	7,708	2,409	165	10,282

Total real estate secured loans	$14,487	$30,056	$37,926	$82,470
Loans not secured by real estate:
Commercial and industrial	20,405	13,920	8,453	42,778
Consumer	80	56	—	136

Loans, Gross	$34,973	$44,033	$46,378	$125,384

Interest rates:
Fixed	$8,691	$35,190	$8,568	$52,449
Variable	26,281	8,842	37,811	72,935

Gross loans	$34,973	$44,033	$46,378	$125,384

Concentrations

Service1st’s loan portfolio has a concentration of loans secured by real estate. For the period ended October 28, 2010 and December 31, 2009, loans secured by real estate comprised 65.77% and 65.82% of total gross loans, respectively. Substantially all of these loans are secured by first liens. Approximately 38.09% and 27.56% of these real estate-secured loans are owner occupied for the period ended October 28, 2010 and December 31, 2009, respectively. A loan is considered owner occupied if the borrower occupies at least fifty one percent of the collateral securing such loan. Service1st’s policy is to obtain collateral whenever it is available, depending upon the degree of risk Service1st is willing to accept. Repayment of loans is expected from the borrower’s cash flows or the sale proceeds of the collateral. Deterioration in the performance of the economy and real estate values in Service1st’s primary market areas has had, and is expected to continue to have, an adverse impact on collectability of outstanding loans.

Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. Service1st’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If at any time during the life of the loan the project is determined not to be viable, Service1st generally has the ability to discontinue the use of the interest reserve and take appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. For the period ended October 28, 2010, Service1st had no loans with an interest reserve. At December 31, 2009, Service1st had five loans with an outstanding balance of $8.8 million where available interest reserves amount to $532,000.

Nonperforming Assets

Nonperforming assets consists of:

(i) nonaccrual loans.  In general, loans are placed on nonaccrual status when Service1st determines timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Service1st generally discontinues accrual of interest when a loan is 90 days delinquent unless the loan is well secured and in the process of collection;

(ii) loans past due 90 days or more and still accruing interest. Loans past due 90 days or more and still accruing interest consist primarily of loans 90 days or more past their maturity date but not their interest due date.

(iii) restructured loans. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition; and

(iv) other real estate owned, or OREO. If a bank takes title to the borrower’s real property that serves as collateral for a defaulted loan, such property is referred to as other real estate owned (“OREO”). As of December 31, 2009, Service1st had no OREO.

The following table sets forth nonperforming assets at the dates indicated by category of asset.

	For the Period Ended October 28, 2010
	and Years Ended December 31, 2009 and 2008
($’s in thousands)	2010	2009	2008

Nonaccrual loans:
Loans Secured by Real Estate
Construction, land development and other land loans	$5,977	$6,524	$3,434
Commercial real estate	8,611	0	0
Residential real estate (1-4 family)	0	0	0

Total loans secured by real estate	14,588	6,524	3,434
Commercial and industrial	5,739	1,275	0
Consumer	0	0	0

Total nonaccrual loans	20,327	7,799	3,434
Past due (>90days) loans and accruing interest:
Loans Secured by Real Estate
Construction, land development and other land loans	0	0	0
Commercial real estate	0	0	0
Residential real estate (1-4 family)	0	0	0

Total loans secured by real estate	0	0	0
Commercial and industrial	0	0	0
Consumer	0	0	0

Total past due loans accruing interest	0	0	0
Restructured loans (still on accrual)(1)	0	0	0

Total nonperforming loans	$20,327	7,799	$3,434
Other real estate owned (OREO)	2,403	0	0

Total nonperforming assets	$22,730	$7,799	$3,434

Non-Performing Loans as a percentage of total portfolio loans	16.21%	5.69%	2.50%
Non-Performing Loans as a percentage of total assets	11.30%	3.68%	2.15%
Non-Performing assets as a percentage of total assets	12.63%	3.68%	2.15%
Allowance for loan losses as a percentage of nonperforming loans	46.34%	82.11%	83.95%

(1)	For the period ended October 28, 2010 and years ended December 31, 2009 and 2008, Service1st had approximately $11.0 million, $526,000, and $3.4 million, respectively, in loans classified as restructured loans. All of such loans were on nonaccrual.

For the period ended October 28, 2010, nonperforming loans totaled $20.3 million, or 16.21%, of total portfolio loans, an increase of $12.5 million, or 160.26%, from December 31, 2009. Total nonperforming assets for the period ended October 28, 2010 were $22.7 million compared to $7.8 million as of December 31, 2009, a growth of $14.9 million or 191.26%. Nonperforming loans increased $12.5 million while nonperforming assets increased $14.9 million due to continued adverse economic conditions in the Nevada market. During 2009, nonperforming assets totaled $3.4 million at March 31, 2009, $8.7 million for the period ended October 28, 2009 and $17.9 million for the period ended October 28, 2009. In the fourth quarter of 2009, Service1st charged off $10.3 million in loans, including many nonperforming loans, such that at December 31, 2009, the total of nonperforming assets fell to $7.8 million.

The largest category of nonperforming assets is commercial real estate loans and represents one of the loan categories in which Service1st has been most severely impacted by adverse economic conditions in Nevada. The other category in which Service1st has been significantly impacted by adverse economic conditions is construction, land development and other land loans. With many real estate projects requiring an extended time to market, many of Service1st’s borrowers have exhausted their liquidity and stopped making payments, thereby requiring Service1st to place the loans on nonaccrual. As a result, Service1st’s portfolio of nonperforming commercial real estate loans, which had a zero balance at December 31, 2009, increased to $8.6 million for the period ended October 28, 2010. This $8.6 million balance is derived by adding $8.6 million in commercial real estate nonaccrual loans to commercial real estate loans which are greater than 90 days past due. For the period ended October 28, 2010, nonperforming construction, land development and other land loans totaled $6.0 million, an 7.69% reduction from the $6.5 million balance at December 31, 2009, primarily as a result of loan payoffs and paydowns of approximately $134,000 and loan charge-offs of $1.6 million of nonperforming loans during the first ten months of 2010, coupled with additions of $1.4 million in nonperforming construction, land development and other land loans which were added during the first ten months of 2010. Given the current economic conditions in Nevada, Service1st has effectively stopped making commercial real estate loans and construction, land development and other land loans (except for contractually required disbursements under existing facilities) unless borrowers can provide strong financial support outside the project under development.

The other loan category with nonperforming assets is commercial and industrial loans which increased $4.4 million from $1.3 million at December 31, 2009 to $5.7 million for the period ended October 28, 2010. Service1st had a net $5.7 million in commercial and industrial loans placed on non-accrual status during the first ten months of 2010 as a result of adverse economic conditions. In addition, charge-offs totaled $1.7 million, of which $1.4 million nonperforming commercial and industrial loans in the first ten months of 2010.

Potential Problem Loans

Service1st classifies its loans consistent with federal banking regulations using a ten category grading system. The following table presents information regarding potential problem loans, which are graded but still performing as of the dates indicated. These graded loans are referred to in applicable banking regulations as

“Other Loans Especially Mentioned,” “Substandard,” “Doubtful,” and “Loss.” These loan grades are described in further detail in the section entitled “Information Related to Service1st — Potential Problem Loans.”

	For the Period Ended October 28, 2010				At December 31, 2009
	# of	Loan		Percent of	# of	Loan		Percent of
	Loans	Balance	%	Total Loans	Loans	Balance	%	Total Loans

Construction, land development and other land loans	1	$856	5.75%	0.68%	4	$8,578	23.71%	6.26%
Commercial real estate	4	4,319	28.97%	3.44%	6	12,320	34.06%	9.00%
Residential real estate (1-4 family)	1	2,909	19.51%	2.32%	0	0	0.0%	0.0%
Commercial and industrial	16	6,824	45.77%	5.44%	22	14,790	40.89%	10.80%
Consumer	0	0	0.00%	0.00%	3	483	1.34%	0.35%

Total Loans	22	$14,908	100%	11.88%	35	$36,171	100%	26.41%

Service1st’s potential problem loans consisted of 22 loans and totaled approximately $14.9 million for the period ended October 28, 2010 and consisted of 35 loans which totaled $36.2 million at December 31, 2009. This $21.3 million decrease is due primarily to $10.9 million in loan payoffs and paydowns, $7.9 million being moved to a non-accrual status, $1.9 million moved to OREO, $3.4 million in loans being charged off, $2.8 million being moved to an impaired loan status, $377,000 being removed from the problem loan status due to the loans being upgraded slightly offset by $3.8 million in additional loans being classified as potential problem loan in 2010 and $416,000 of advances on potential problem loans. The problem loans presented above are the result of a difficult economic environment in the markets Service1st operates. Commercial and industrial loans comprise approximately 45.77% of the total aggregate balance of potential problem loans for the period ended October 28, 2010 compared to approximately 40.89% at December 31, 2009. Commercial real estate comprises approximately 28.97% of the total aggregate balance of potential problem loans for the period ended October 28, 2010 compared to approximately 34.06% at December 31, 2009. Construction, land development and other land loans comprise approximately 5.75% of the total balance of potential problem loans for the period ended October 28, 2010, compared to 23.71% at December 31, 2009. Residential real estate loans comprise approximately 19.51% of the total balance of potential problem loans for the period ended October 28, 2010, compared to 0% at December 31, 2009. All problem loan categories, with the exception of residential real estate, experienced a decrease in balances since December 31, 2009.

Service1st’s potential problem loans consisted of 35 loans and totaled approximately $36.2 million at December 31, 2009 and consisted of 9 loans and totaled $19.5 million at December 31, 2008. This increase is due primarily to an increased deterioration in the commercial real estate and commercial and industrial loan portfolios of $12.0 million and $7.6 million, respectively. These increases in problem loans are the result of a difficult economic environment in the markets Service1st operates. Construction and land loans comprise approximately 23.71% of the total aggregate balance of potential problem loans at December 31, 2009 compared to approximately 61.12% at December 31, 2008. This decrease is the result of $7.8 million of charge-offs taken in 2009 for construction, land development and other land loans. The majority of Service1st’s potential problem loans are secured by real estate.

Impaired Loans

A loan is impaired when it is probable that Service1st will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are either included in the allowance for loan losses or charged off Service1st’s books, if deemed necessary.

The categories of nonaccrual loans and impaired loans overlap, although they are not coextensive. Service1st considers all circumstances regarding the loan and borrower on an individual basis when determining whether a loan is impaired such as the collateral value, reasons for the delay, payment record, the amount past due, and number of days past due.

For the period ended October 28, 2010 and December 31, 2009, the aggregate total amount of loans classified as impaired, was $26.9 million and $9.4 million, respectively. The total specific allowance for loan losses related to these loans was $5.4 million for the period ended October 28, 2010 and $841,000 at December 31, 2009. The increase in total impaired loans reflects the overall decline in economic conditions in Nevada.

For the period ended October 28, 2010 and December 31, 2009, Service1st had approximately $11.0 million and $526,000, respectively, in loans classified as restructured loans. All such loans were on nonaccrual. The $526,000 restructured loan is present in both the October 28, 2010 and December 31, 2009 balances and originally consisted of two construction and land development loans on adjacent properties, which were originated in 2007 to a single borrower. These loans exhibited signs of distress in 2008 and were restructured in 2008, resulting in an outstanding balance of $3.4 million as of December 31, 2008. Updated appraisals were ordered for these two properties in 2009; however, both appraisals reflected continued deterioration in value. As a result, Service1st charged off $2.9 million of the outstanding balance, which resulted in a remaining outstanding balance of $526,000 as of December 31, 2009 and for the period ended October 28, 2010. This loan is secured by 30 improved lots.

A $550,000 unsecured line of credit to an individual for business investment purposes and classified as a commercial and industrial loan was restructured in May 2010. After reviewing the December 2009 personal and business financial statements, it was determined that the borrower was unable to meet the terms of the credit agreement. A restructured loan was approved and put in place which included a reduced monthly payment. The borrower has been cooperative and is making payments as agreed. For the period ended October 28, 2010, the balance on the unsecured line of credit was $479,000.

A $3.3 million construction and land development loan, which was secured by 13.38 acres of vacant land, was restructured in May 2010. The borrower had delayed development of a planned industrial project due to the depressed economic environment. The borrower tried to sell the property without success for the past two years and had been paying monthly interest out of pocket. At the end of 2009, the borrower became delinquent on monthly interest payments and sought relief. Prior to restructuring the loan, the bank had already recognized a charge-off of $891,000 once the loan had become impaired. Service1st agreed to a restructured loan provided the borrower brought all past due payments current at time of restructure. For the period ended October 28, 2010, the outstanding balance on this restructured loan was $2.4 million and was past due for the June, 2010 payment. As a result, notice of default was filed in October 2010.

A $4.0 million land loan which is secured by 12.0 acres of vacant land was restructured in March 2010. The borrower was an investment limited liability company (LLC) supported by a guarantor. The guarantor indicated that the LLC was unable to sell the property or continue to service the debt. This same guarantor was a principal in a related transaction in which the bank collected just over $1.0 million dollars and charged off the remaining $2.0 million. In exchange for partial repayment of the related transaction, the bank agreed to a restructure of this $4.0 million loan, of which $2.0 million was charged off. For the period ended October 28, 2010, the outstanding balance on this restructured loan was $1.9 million and the borrower is paying as agreed.

Four related loans to the same borrower were restructured in June 2010. The loans consist of two commercial and industrial loans totaling $650,000 that were related to the borrower’s medical practice and two real estate-secured loans totaling $5.4 million, consisting of a $3.2 million loan on the property in which the borrower’s medical office is located and a $2.2 million loan for the purchase of a medical office building for lease. The borrower had already defaulted on several single family residential properties, demonstrating to the bank his financial weakness and inability to service all of his obligations. Given the borrower’s financial deterioration, the bank agreed to a reduction in monthly payments of the combined credits. For the period ended October 28, 2010, the outstanding balance was $5.7 million.

The breakdown of total impaired loans and the related specific reserves for the period ended October 28, 2010 and December 31, 2009 is as follows:

	At or for the Period Ended October 28, 2010
	Impaired		Percent of	Reserve		Percent of
($ in thousands)	Balance	%	Total Loans	Balance	%	Total Allowance

Construction, land development and other land loans	$6,834	25.40%	5.45%	$149	2.74%	1.58%
Commercial real estate	9,325	34.67%	7.44%	1,395	25.66%	14.81%
Residential real estate (1-4 family)	2,909	10.81%	2.32%	145	2.67%	1.54%
Commercial and industrial	7,833	29.12%	6.25%	3,748	68.93%	39.80%
Consumer	0	0.00%	0.00%	0	0.00%	0.00%

Total impaired loans	$26,901	100.00%	21.46%	$5,437	100.00%	57.73%

	At December 31, 2009
	Impaired		Percent of	Reserve		Percent of
($ in thousands)	Balance	%	Total Loans	Balance	%	Total Allowance

Construction, land development and other land loans	$8,081	86.37%	5.91%	$453	53.91%	7.08%
Commercial real estate	0	0.00%	0.00%	0	0.00%	0.00%
Residential real estate (1-4 family)	0	0.00%	0.00%	0	0.00%	0.00%
Commercial and industrial	1,275	13.63%	0.93%	388	46.09%	6.05%
Consumer	0	0.00%	0.00%	0	0.00%	0.00%

Total impaired loans	$9,356	100.00%	6.84%	$841	100.00%	13.13%

The amount of interest income recognized on impaired loans for the period ended October 28, 2010 is approximately $147,000 and $103,000 for the year ended December 31, 2009. No interest income was recognized on impaired loans for the year ended December 31, 2008.

Allowance for Loan Losses

The following table presents the activity in Service1st’s allowance for loan losses for the periods indicated.

	For the Period Ended October 28, 2010
Analysis of Loss Experience by Loan Type	and Years Ended December 31, 2009, 2008
($’s in thousands)	2010	2009	2008

Allowance for Loan and Lease Loss:
Balance at the beginning of the period	$6,404	$2,883	$922
Provisions charged to operating expenses	6,329	15,666	3,670
Recoveries of loans previously charged off:
Construction, land development and other land loans	293	0	0
Commercial real estate	0	0	0
Residential real estate (1-4 family)	1	0	0
Commercial and industrial	321	9	0
Consumer	0	0	3

Total recoveries	615	9	3

Loans charged-off:
Construction, land development and other	1,151	7,745	1,712
Commercial	922	0	0
Residential (including multi-family)	202	0	0
Commercial and industrial	1,655	4,409	0
Consumer	0	0	0
Total charged-off	3,930	12,154	1,712

Net charge-offs	3,315	12,145	1,709

Balance at end of period	$9,418	$6,404	$2,883

Net Charge-offs to average loans outstanding	2.54%	8.43%	1.44%
Allowance for Loan Loss to outstanding loans	7.51%	4.68%	2.10%

The accounting principles used by Service1st in maintaining the allowance for loan losses are discussed in the section entitled “Critical Accounting Policies — Allowance for Loan Losses.” The allowance is maintained at a level management believes to be adequate to absorb estimated future credit losses inherent in Service1st’s loan portfolio, based on evaluation of the collectability of the loans, prior credit loss experience, credit loss experience of other banks and other factors deemed relevant.

The allowance for loan losses is established through a provision for loan losses charged to operations and is increased by the collection of monies on loans previously charged off (recoveries) and reduced by loans that are charged off. Service1st’s board of directors reviews the adequacy of the allowance for loan losses on a monthly basis. For the period ended October 28, 2010, Service1st had established an allowance of $9.4 million, after increasing the allowance by $6.3 million in provisions, recording an additional $615,000 in recoveries, and recording charge-offs of $3.9 million. The allowance for loan loss to outstanding loans has increased from 4.68% of outstanding loans at December 31, 2009 to 7.51% for the period ended October 28, 2010, reflecting the increase in nonperforming loans and further deterioration in economic conditions.

Service1st’s methodology for the allowance for loan losses incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include delinquency and charge-off trends, collateral values, the composition, volume and overall quality of the loan portfolio (including outstanding loan commitments), changes in nonperforming loans, concentrations and information about individual loans. Historical loss experience is an important quantitative factor for many banks, but thus far less so for Service1st, because it has been in operation for just over four years. Qualitative factors include the economic condition of Service1st’s operating markets. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type and purpose. Statistics on local trends and peers are also incorporated into the allowance. While Service1st management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary, if there are significant changes in economic or other conditions. In addition, the FDIC and the Nevada FID, as an integral part of their examination processes, periodically review Service1st’s allowances for loan losses, and may require additions to Service1st’s allowance based on their judgment about information available to them at the time of their examinations. Service1st periodically reviews the assumptions and formula used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

When Service1st determines that it is unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement, the loan becomes impaired. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses or charged off Service1st’s books if deemed necessary.

Service1st’s loan portfolio has a concentration of loans in commercial real-estate related loans and includes significant credit exposure to the commercial real estate industry. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated selling costs (including brokerage fees) and other miscellaneous costs that may be incurred to make the collateral more marketable (such as clean-up costs) and to cure past due amounts (such as delinquent property taxes). The fair value of collateral is determined based on third-party appraisals. See “Information Related to Service1st Bank of Nevada — Allowance for Loan Losses” for more information. In some cases, adjustments are made to the appraised values due to known changes in market conditions or known changes in the collateral.

Service1st’s management believes that the allowance for the period ended October 28, 2010 and the methodology utilized in deriving that level were adequate to absorb known and inherent risks in the loan portfolio. However, credit quality is affected by many factors beyond Service1st’s control, including local and national economies, and facts may exist which are not currently known to Service1st that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon default. Accordingly, no assurance can be given that Service1st will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC, as a major part of its examination process, periodically reviews the allowance for loan losses and could require additional provisions to be made. The allowance is based on estimates, and actual losses may vary from the estimates. However, as the volume of the loan portfolio grows, additional provisions will be required to maintain the allowance at adequate levels. No assurance can be given that continuing adverse economic conditions or unforeseen events will not lead to increases in delinquent loans, the provision for loan losses and/or charge-offs.

The following table presents the allocation of Service1st’s allowance for loan losses by loan category and percentage of loans in each category to total loans as of the dates indicated.

Allocation of the Allowance and percentage of allowance by loan type:

	For the Period Ended		Year Ended		Year Ended
	October 28, 2010		December 31, 2009		December 31, 2008
($’s in thousands)	Amount	% of loans	Amount	% of loans	Amount	% of loans

Allowance for Loan and Lease Loss:
Loans Secured by Real Estate
Construction, land development and other land loans	$318	7.36%	$1,322	14.80%	$1,083	28.12%
Commercial real estate	3,019	50.22%	1,890	50.02%	484	29.95%
Residential real estate (1-4 family)	737	8.20%	54	1.00%	6	0.35%

Total loans secured by real estate	4,074	65.77%	3,266	65.82%	1,573	58.42%
Commercial and industrial	5,339	34.12%	3,135	33.92%	1,177	41.20%
Consumer	5	0.11%	3	0.26%	133	0.38%

Total allowance for loan loss	$9,418	100%	$6,404	100%	$2,883	100%

The loan category with the largest level of historical net charge-offs is attributed to Service1st’s commercial and industrial loans. This category had charge-offs of $1.7 million and recoveries of $321,000 for the period ended October 28, 2010. In 2009, commercial and industrial loans had $4.4 million in charges-offs and $9,000 in recoveries, while in 2008, commercial and industrial loans had no charges-offs or recoveries. Service1st’s loan balance in this category is $42.8 million for the period ended October 28, 2010 with $5.7 million of that balance being classified as nonaccrual and a loan balance of $46.5 million as of December 31, 2009 with $1.3 million of these loans on nonaccrual. Accordingly, the allowance for loan losses of $5.3 million was allocated to this category for the period ended October 28, 2010 while $3.1 million was allocated to this category as of December 31, 2009.

Service1st’s construction, land development and other land loans category had charge-offs of $1.2 million and recoveries of $293,000 for the period ended October 28, 2010. In 2009, construction, land development and other land loans had $7.7 million in charge-offs and no recoveries, while in 2008, construction, land development and other land loans category had $1.7 million in charge-offs and no recoveries. Service1st’s loan balance in this category is $9.2 million for the period ended October 28, 2010 with $6.0 million of that balance being classified as nonaccrual and a loan balance of $20.3 million as of December 31, 2009 with $6.5 million of these loans on nonaccrual. Accordingly, the allowance for loan losses of $318,000 was allocated to this category for the period ended October 28, 2010 while $1.3 million was allocated to this category as of December 31, 2009.

Service1st’s commercial real estate loan category had charge-offs of $922,000 and no recoveries for the period ended October 28, 2010. In 2009 and 2008, there were no charge-offs or recoveries for commercial real estate loans. Service1st’s loan balance in this category is $63.0 million for the period ended October 28, 2010 with $8.6 million of that balance being classified as nonaccrual and a loan balance of $68.5 million as of December 31, 2009 with none of this loan balance on nonaccrual. Accordingly, the allowance for loan losses of $3.0 million was allocated to this category for the period ended October 28, 2010 while $1.9 million was allocated to this category as of December 31, 2009.

Service1st’s residential real estate loan category had charge-offs of $202,000 and $1,000 in recoveries for the period ended October 28, 2010. In 2009 and 2008, there were no charge-offs or recoveries for residential real estate loans. Service1st’s loan balance in this category is $10.3 million for the period ended October 28, 2010 with none of that loan balance being classified as nonaccrual and a loan balance of $1.4 million as of December 31, 2009 with none of this loan balance on nonaccrual. Accordingly, the allowance for loan losses of $737,000 was allocated to this category for the period ended October 28, 2010 while $54,000 was allocated to this category as of December 31, 2009.

Deferred Tax Asset

For the period ended October 28, 2010 and year ended December 31, 2009, a valuation allowance for the entire net deferred tax asset was considered necessary as Service1st determined it was not more likely than not that the deferred tax asset would be realized. Federal operating loss carry forwards begin to expire in 2027.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Accordingly, utilization of net operating loss carry forwards may be subject to an annual limitation regarding their utilization against future taxable income upon a change in control.

Deposits

Service1st’s activities are primarily based in Nevada and its deposit base is also primarily generated from this geographic region. Deposits have historically been the primary source for funding Service1st’s asset growth.

During the first ten months of 2010 and full year 2009, Service1st sought to decrease the rates on its deposit base in order to increase its net interest income, interest rate spread and net interest margin. Deposits decreased $23.2 million or 12.52% for the period ended October 28, 2010 from $185.3 million as of December 31, 2009 to $162.1 million for the period ended October 28, 2010. Time deposits decreased $25.5 million or 42.08% from $60.6 million as of December 31, 2009 to $35.1 million for the period ended October 28, 2010 as a result of the deposit rate reduction strategy. In addition, money market accounts decreased $13.5 million or 32.30% from $41.8 million as of December 31, 2009 to $28.3 million for the period ended October 28, 2010. Approximately $10.0 million of the $13.3 million decrease in money market accounts was due to a transfer of funds out of money market accounts and into noninterest bearing deposits due to the announcement of Service1st’s consent order, the remaining $3.3 million in money market funds left Service1st altogether. Overall rates on interest-bearing deposit accounts decreased 49.55%, from a blended rate of 2.22% as of December 31, 2009 to 1.12% for the period ended October 28, 2010. This resulted in interest expense decreasing $1.5 million from December 31, 2009 to October 28, 2010. The overall decrease in total deposits of 12.52% is reflective of Service1st effectively managing down deposit rates in order to lower Service1st’s cost of funds.

The following table reflects the summary of deposit categories by dollar and percentage for the period ended October 28, 2010, and year ended December 31, 2009.

	For the Period Ended
	October 28, 2010		December 31, 2009
($’s in thousands)	Amount	% of Total	Amount	% of Total

Non-interest-bearing deposits	$68,575	42.31%	$56,463	30.47%
Interest-bearing deposits	29,018	17.91%	25,094	13.54%
Money Markets	28,316	17.47%	41,774	22.54%
Savings	1,065	0.66%	1,435	0.77%
Time deposits under $100,000	4,888	3.02%	6,238	3.37%
Time deposits $100,000 and over	30,204	18.64%	54,316	29.31%

Total Deposits	$162,066	100.00%	$185,320	100.00%

Certificates of deposits of $100,000 or more for the period ended October 28, 2010 and December 31, 2009 totaled $30.2 million and $54.3 million, respectively. These deposits are generally more rate sensitive than other deposits and are more likely to be withdrawn to obtain higher yields elsewhere, if available.

Scheduled maturities of certificates of deposits in amounts of $100,000 or more for the period ended October 28, 2010 were as follows:

Certificates of Deposit Maturities > $100,000

($’s in thousands)	Amount

Three months or less	$10,503
Over three months to six months	4,075
Over six months to twelve months	15,626
Over 12 months	0

Total	$30,204

Capital Resources

The current and projected capital position of Service1st and the impact of capital plans on long term strategies are reviewed regularly by management. Service1st’s capital position represents the level of capital available to support continuing operations and expansion.

Service1st is subject to certain regulatory capital requirements mandated by the FDIC and generally applicable to all banks in the United States. For more information, see the section entitled “Supervision and Regulation.” Failure to meet minimum capital requirements can result in restrictions on activities (including restrictions on the rates paid on deposits), and otherwise may cause federal or state bank regulators to initiate enforcement and/or other action against Service1st. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet item as calculated under regulatory accounting practices. Service1st’s capital amounts and classifications are also subject to qualitative judgments by the FDIC about components, risk weightings and other factors. In accordance with Service1st’s consent order dated September 1, 2010, Service1st must maintain its Tier 1 capital in such an amount to ensure that its leverage ratio equals or exceeds 8.50%. In addition, Service1st shall also maintain its total risk-based capital ratio in such an amount as to equal or exceed 12.00%.

On September 1, 2010, Service1st, without admitting or denying any possible charges relating to the conduct of its banking operations, agreed with the FDIC and the Nevada FID to the issuance of a Consent Order. The Consent Order supersedes a Memorandum of Understanding entered into by Service1st with the FDIC and Nevada FID in May of 2009. Under the Consent Order, Service1st has agreed, among other things, to: (i) assess the qualification of, and have retained qualified, senior management commensurate with the size and risk profile of Service1st; (ii) maintain a Tier I leverage ratio at or above 8.5% (as of October 28, 2010, Service1st’s Tier I leverage ratio was at 8.70%) and a total risk- based capital ratio at or above 12% (as of October 28, 2010, Service1st’s total risk-based capital ratio was at 14.10%); (iii) continue to maintain an adequate allowance for loan and lease losses; (iv) not pay any dividends without prior bank regulatory approval; (v) formulate and implement a plan to reduce Service1st’s risk exposure to adversely classified assets; (vi) not extend additional credit to any borrower whose loan has been charged-off or classified “loss”; (vii) not extend any additional credit to any borrower whose loan has been classified as “substandard” or “doubtful” without prior approval from Service1st’s board of directors or loan committee; (viii) formulate and implement a plan to reduce risk exposure to its concentration in commercial real estate loans in conformance with Appendix A of Part 365 of the FDIC’s Rules and Regulations; (ix) formulate and implement a plan to address profitability; and (x) not accept brokered deposits (which includes deposits paying interest rates significantly higher than prevailing rates in Service1st’s market area) and reduce its reliance on existing brokered deposits, if any.

Service1st was initially capitalized at formation at the beginning of 2007 with $50 million. Due to operating losses and provisions to the allowance for loan losses during Service1st’s first three years of operations, Service1st’s capital for the period ended October 28, 2010 was $16.4 million, which Service1st deems adequate to support continuing operations and growth. As a de novo bank, Service1st is required to maintain a Tier 1 capital leverage ratio of not less than 8.5% during its first seven years of operations. Service1st’s capital ratios for the period ended October 28, 2010, relative to the ratios require of “well capitalized” banks under the prompt corrective action regime put in place by federal banking regulations, are as follows:

		“To Be Well
		Capitalized Under
		Regulatory
Capital Ratios:	Service1st	Agreement”

Tier 1 equity to average assets	8.70%	8.50%
Tier 1 risk-based capital ratio	12.80%	6.00%
Total risk-based capital ratio	14.10%	12.00%

The acquisition of Service1st by Western Liberty Bancorp was consummated at close of business on October 28, 2010. Per the Merger Agreement, Western Liberty Bancorp injected an additional $25 million of capital into Service1st.

Liquidity and Asset/Liability Management

Liquidity management refers to Service1st’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to Service1st’s liquidity position. Lines of credit with the regional Federal Reserve Bank of San Francisco and FHLB, as well as short term investments, increases in deposits and loan repayments all contribute to liquidity while loan funding, investing and deposit withdrawals decrease liquidity. Service1st assesses the likelihood of projected funding requirements by reviewing current and forecasted economic conditions and individual client funding needs.

Service1st’s sources of liquidity consists of cash and due from correspondent banks, overnight funds sold to correspondents and the Federal Reserve Bank, certificates of deposits at other financial institution (non-brokered), unpledged security investments and lines of credit with the Federal Reserve Bank of San Francisco and Federal Home Loan Bank of San Francisco. For the period ended October 28, 2010, Service1st had approximately $15.1 million in cash and cash equivalents, approximately $31.9 million in certificates of deposits at other financial institutions, with maturities of one year or less. In addition, Service1st had $3.5 million in unpledged security investments, of which $2.8 million is classified as available for sale, while the remaining $662,000 is classified as held to maturity. Service1st also has a $4.4 million collateralized line of credit with the Federal Reserve Bank of San Francisco and an $18.1 million collateralized line of credit with the FHLB of San Francisco. Both the $4.4 million line of credit with the Federal Reserve of San Francisco and the $18.1 million line of credit with the FHLB have a zero balance.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. Service1st can sell any of its unpledged securities held in the available for sale category to meet liquidity needs. These securities are also available to pledge as collateral for borrowings if the need should arise.

Service1st’s management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs during the next twelve months. In addition, Service1st’s Asset/Liability Management Committee oversees Service1st’s liquidity position by reviewing a monthly liquidity report. While management recognizes that Service1st may use some of its existing liquidity to issue loans during the next twelve months, it is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to impair Service1st’s liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, Service1st is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

	For the Period
	Ended
	October 28,	At December 31,
	2010	2009	2008
	($ in thousands)

Commitments to extend credit	15,965	25,035	32,000
Commitments to extend credit to directors and officers (undisbursed amount)	2,392	1,392	441
Standby/commercial letters of credit	695	1,408	152

Service1st maintains an allowance for unfunded commitments, based on the level and quality of Service1st’s undisbursed loan funds, which comprises the majority of Service1st’s off-balance sheet risk. For the period ended October 28, 2010 and December 31, 2009, the allowance for unfunded commitments was approximately $348,000 and $819,000, respectively.

Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of Service1st’s business.

Contractual Obligations

The following table is a summary of Service1st’s contractual obligations as of December 31, 2009, by contractual maturity date for the next five years.

	Payments Due by Period
($s in thousands)		Less Than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long Term Borrowed Funds	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	3,104	889	2,215	0	0
Purchase Obligations	0	0	0	0	0
Other Long Term Liabilities	0	0	0	0	0

	$3,104	$889	$2,215	$0	$0

Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As a financial institution, Service1st’s primary component of market risk is interest rate volatility. Net interest income is the primary component of Service1st’s net income, and fluctuations in interest rates will ultimately affect the level of both income and expense recorded on a large portion of Service1st’s assets and liabilities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by Service1st, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities, (v) the fair value of Service1st’s saleable assets, (vi) the amount of unrealized gains and losses on securities available for sale, the volume of interest bearing non-maturity deposits and (vii) the early withdrawal likelihood of customer originated certificates of deposit.

Interest rate risk occurs when assets and liabilities re-price at different times as interest rates change. In general, the interest that Service1st earns on its assets and pays on its liabilities is established contractually for specified period of time. Market interest rates change over time and if a financial institution cannot quickly adapt to changes in interest rates, it may be exposed to volatility in earnings. For instance, if Service1st were to fund long-term fixed rate assets with short-term variable rate deposits, and interest rates were to rise over the term of the assets, the short-term variable deposits would rise in cost, adversely affecting net interest income. Similar risks exist when rate sensitive assets (for example, prime rate-based loans) are funded by longer-term fixed rate liabilities in a falling interest rate environment.

Service1st manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds while maintaining an acceptable level of net interest income given the current interest rate environment. Service1st’s primary source of funds has been retail deposits, consisting primarily of interest-bearing checking accounts and time deposits. Service1st’s management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. Service1st’s has no brokered deposits. Service1st also maintains availability of lines of credit from the FHLB of San Francisco and the Federal Reserve Bank of San Francisco as additional sources of funds, but has not drawn on them. Borrowings under these lines generally have a long-term to maturity than retail deposits.

Service1st also uses interest rate “floors,” ranging from 5.5% to 8.5%, on a majority of its prime-rate based loans to protect against a loss of net interest income that would result from a decline in interest rates. At December 31, 2009, approximately 43% of Service1st’s loans are indexed to the national prime rate. Currently the prime rate is under the applicable floor rate for substantially all of Service1st’s prime-rate based loans. Service1st’s net interest income may be adversely impacted if the prime rate were to increase but remain below the applicable floor rate since any such increase may result in an increase in Service1st’s interest expenses without an increase in Service1st’s interest income derived from such prime-rate based loans until the prime rate exceeds the applicable floor rate.

Service1st has an interest rate risk management system that captures material sources of interest rate risk and generates reports for senior management and the board of directors. Service1st board establishes interest rate risk management policies that govern the measurement and control of interest rate risk. The asset/liability management committee provides oversight of Service1st’s interest rate risk management. The Chief Financial Officer is responsible for day-to-day management of Service1st’s interest rate sensitivity position and examines the potential impact of differing interest rate scenarios. Key measurements include, but are not limited to, traditional gap ratios, earnings at risk, economic value of equity, net interest margin trends relative to peer banks and performance relative to market interest rate cycles.

Risk tolerance limits are set based on net profit impact of instantaneous and sustained interest rate shocks of +/- 100 basis points, with quarterly measures of shocks up +300 basis points and down -200 basis points. The effect of interest rate shocks on Service1st’s economic value of equity will also be considered. Service1st’s interest rate risk model is back-tested to ensure integrity of key assumptions and to compare actual results after significant rate changes to predicted results. Applicable measurements are reviewed for consistency with Service1st’s target aggregates and for indication of actual or potential adverse trends. Interest rate risk management reports are prepared quarterly and back-tested as market conditions warrant.

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions Service1st may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth below should market conditions vary from underlying assumptions.

Service1st Bank prepares quarterly interest rate risk reports. Below is the most recent available year end report, as of December 31, 2009, that coincides with the financial presentations of October 28, 2010. The December 31, 2010 presentation is located in the Western Liberty Bancorp section of this Form 10-K.

December 31, 2009
Sensitivity of Net Interest Income

		Percentage
	Adjusted Net	Change
Interest Rate Scenario	Interest Income	from Base
	(Dollars in thousands)

Up 300 basis points	$7,699	22.13%
Up 200 basis points	7,244	14.91%
Up 100 basis points	6,784	7.61%
BASE	6,304	0.00%
Down 100 basis points	6,371	1.06%
Down 200 basis points	6,551	3.92%

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risks is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations at pages 69 through 71.

Item 8 —	Financial Statements and Supplementary Data

Registrant’s financial statements and schedules are included in Part IV, Item 15.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A —	Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, has concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting

In conjunction with the Acquisition and our becoming a bank holding company, our main office was relocated from New York, NY to Las Vegas, NV. We currently operate from the executive offices of Service1st. At the same time, we appointed a new Chief Executive Officer, William E. Martin, and a new Vice President, Patricia A. Ochal. Mr. Martin and Ms. Ochal, along with Chief Financial Officer George A. Rosenbaum, Jr., make up the management team of the Company. Internal controls were evaluated at that time and processes and procedures were established to ensure complete, accurate financial reporting and that records are maintained in sufficient detail to support all transactions. We also determined that our controls would provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements. Management continues to work with our board of directors to ensure communication is thorough and complete regarding all required disclosures of our actions pursuant to all requirements. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

(c)  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

On October 28, 2010, we completed the Acquisition. As permitted by the SEC, management elected to exclude Service1st from management’s assessment of the effectiveness of our internal control over financial reporting. This was done due to the limited time available after the closing to December 31, 2010.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria established in Internal Control — Integrated Framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B —	Other Information

None

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

Information concerning directors and corporate governance will be included in our definitive proxy statement for the 2011 annual meeting of stockholders. The proxy statement is incorporated by reference.

Executive Officers of the Registrant

The names, ages, and positions of the executive officers as of March 1, 2011 are as follows:

Name	Age	Position

William E. Martin	69	Chief Executive Officer
George A. Rosenbaum, Jr.	54	Chief Financial Officer
Patricia A. Ochal	46	Vice President
Richard Deglman	67	Chief Credit Officer of Service1st Bank

William E. Martin has been a member of the Board and our Chief Executive Officer since October 2010. Mr. Martin has been the Chief Executive Officer and Vice Chairman of the Board of Service1st Bank of Nevada since December 2007. Mr. Martin graduated from the University of North Texas and joined the Office of the Comptroller of the Currency, where he spent fifteen years as a national bank examiner in California and Nevada. In 1978 he was placed in charge of that agency’s national problem bank group, was a Deputy Comptroller in charge of the OCC’s UBPR, later adopted by the FFIEC for all banking regulatory agencies, and finally, was Deputy Comptroller for Multinational Banking with responsibility for primary oversight of the eleven largest national banks. He was one of three U.S. representatives appointed to the Basel Committee. In 1983, he left the OCC and became President and Chief Executive Officer of Nevada National Bank, a $700 million asset statewide bank, and its parent company, Nevada National Bancorporation, which was acquired by Security Pacific National Bank in 1989. Later that year, he joined Pioneer Citizens Bank of Nevada as President and Chief Executive Officer. The bank grew from $110 million in assets to over $1.1 billion by 1999, at which time parent company Pioneer Bancorporation was acquired by Zions Bancorporation and Pioneer Citizens Bank merged into Nevada State Bank. For the following seven years, he was Chairman, President and Chief Executive Officer of Nevada State Bank, a $4 billion institution with 70 branch offices statewide. He left Nevada State Bank in late 2007 and joined Service1st Bank of Nevada, where he serves as Vice Chairman and Chief Executive Officer. Mr. Martin has been involved at a board or active participation level in over 30 civic efforts in his 27 years in Nevada, including chairmanships of the Nevada State College Foundation, Las Vegas Chamber of Commerce, Opportunity Village for Intellectually Handicapped Citizens, Nevada Development Capital Corporation, and Water Conservation Coalition.

George A. Rosenbaum, Jr. currently serves as our Chief Financial Officer and as Executive Vice President of Service1st. From May 2007 to December 2009, Mr. Rosenbaum served as Consultant for various financial entities, including two groups starting de novo banks. From August 2003 to February 2007, Mr. Rosenbaum, served as Executive Vice President, Chief Financial Officer, and Secretary of the board of directors of First Federal Banc of Southwest, Inc. From May 2002 to August 2003, Mr. Rosenbaum served as Chief Financial Officer of Illini Corporation, a publicly traded $280 million bank holding company. From July 2000 to May 2002, Mr. Rosenbaum worked as Senior Audit Manager at McGladrey & Pullen LLP, working primarily on accounting and audit matters relating to financial institutions. Mr. Rosenbaum holds a Bachelor of Science in Accounting from the National College of Business.

Patricia A. Ochal currently serves as our Vice President and as Chief Financial Officer of Service1st. Ms. Ochal manages Service1st’s Accounting and Finance, Information Technology, facilities, leases, insurance and bank-wide risk assessment. At Service1st’s inception, Ms. Ochal was in charge of Human Resources, Bank Operations and Marketing. Bank Operations involved Compliance (BSA/AML/OFAC), on-line banking, remote capture, ACH, wires, ATMs, establishing new branch locations and tenant improvements. Ms. Ochal also coordinated Service1st’s marketing effort and website development/management. Ms. Ochal began organizing Service1st in May 2006. Prior to organizing Service1st, Ms. Ochal was Senior Vice President and Chief Financial Officer of Nevada First Bank from 2004 through 2006. Ms. Ochal received her Bachelor of Science in Accounting from the University of Nevada, Las Vegas and is a Certified Public Accountant in the State of Nevada. Ms. Ochal is an alumnus of KPMG Peat Marwick and currently holds affiliations with the American Institute of Certified Public Accountants (AICPA) and the Nevada Society of Certified Public Accountants.

Richard Deglman has been an Executive Vice President and Chief Credit Officer of Service1st Bank of Nevada since June 2008. For ten years before his employment with Service1st Mr. Deglman served as Executive Vice President and Statewide Commercial Real Estate Manager of Nevada State Bank. Prior to that, he was the Teamleader — Emerging Technology Group for Silicon Valley Bank from 1994 to 1998. Before joining Silicon Valley Bank, Mr. Deglman was with Security Pacific Bank for over 20 years in various roles, ending as First Vice President/Regional Manager of commercial real estate before the bank was acquired by Bank of America in 1992. After the acquisition, he served as Credit Administrator until 1994. Mr. Deglman earned his Bachelors in Business Administration from San Francisco State University and his MBA from St. Mary’s College. His outside roles and association memberships have included the Nevada Builders Association, Associated General Contractors, State of Nevada Block Grant Commissioner, Board of Directors — Jump Start, and Prospectors — Reno.

Financial Experts on Audit Committee

The Audit Committee of our board of directors currently is and will at all times be composed exclusively of directors who are independent, within the meaning of Nasdaq Rule 5605(a)(2) and Rule 10A-3 of the Exchange Act, and who are financially literate, meaning they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. In addition, the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Directors Curtis W. Anderson and Richard A.C. Coles satisfy the definition of financial sophistication and also qualify as audit committee financial experts, as defined under the SEC’s rules and regulations.

Item 11 —	Executive Compensation

Information regarding executive compensation will be included in our definitive proxy statement for the 2011 annual meeting of stockholders. The proxy statement is incorporated by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

	column (a)	column (b)	column (c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants,	options, warrants,	reflected in column
	and rights	and rights	(a))

Equity compensation plans approved by security holders	0	not applicable	0
Equity compensation plans not approved by security holders(1)(2)	246,952	$21.01	229,023

Total	246,952	$21.01	229,023

(1)	In connection with the Acquisition, outstanding options to acquire Service1st Bank common stock granted under the 2007 Stock Option Plan of Service1st (the “Stock Option Plan”) and outstanding warrants to acquire Service1st common stock became options and warrants of similar tenor to acquire Common Stock, adjusted for the exchange ratio applicable to the Acquisition. We assumed the Stock Option Plan, which was approved by Service1st stockholders prior to the Acquisition, in connection with the Acquisition, and WLBC may issue additional awards under the Stock Option Plan. The table does not include the aforementioned warrants granted by Service1st Bank. In recognition of organizational funds contributed and economic risks borne during the bank’s organizational phase, those warrants were granted by Service1st Bank to the individuals who participated in Service1st Bank’s organization, rather than being issued as part of a compensation plan.

(2)	In addition to the Stock Option Plan, prior to the Acquisition WLBC’s board of directors granted to its Compensation Committee the right to award up to 1.5 million shares of restricted stock to members of management and to consultants. The board of directors granted to the Compensation Committee the right to determine after completion of the acquisition to whom awards, if any, shall be granted and what the terms of those awards shall be. The Compensation Committee awards will not be submitted for approval by stockholders in advance. When the Acquisition occurred WLBC also granted 50,000 shares of common stock to each of Michael B. Frankel, the current Chairman of the board of directors, Richard A.C. Coles, a current member of the board of directors, and Mark Schulhof, a former member of the board of directors.

Restricted stock units that will be settled for a total of 200,000 shares of our stock were granted to five individuals when the acquisition was completed: Jason N. Ader, WLBC’s former Chairman and Chief Executive Officer and a current member of the board (50,000 restricted stock units), Daniel B. Silvers, WLBC’s former President (100,000 restricted stock units), Andrew P. Nelson, our former Chief Financial Officer and a former member of the board (25,000 restricted stock units), Michael Tew, an outside consultant (20,000 restricted stock units), and Laura Conover-Ferchak, an outside consultant (5,000 restricted stock units). Each restricted stock unit is immediately and fully vested and will be settled for one share of our common stock on October 28, 2013, or if sooner when a change of control occurs, without payment of any additional consideration for the shares. The restricted stock units and the shares of Common Stock that will be issued upon their settlement are not included in the table above.

Security ownership of certain beneficial owners and management

Information regarding security ownership of directors, executive officers, and any person or entity known to us to be the beneficial owner of more than 5% of our common stock will be included in our definitive proxy statement for the 2011 annual meeting of stockholders. The proxy statement is incorporated by reference.

Item 13 —	Certain Relationships and Related Transactions and Director Independence

Information regarding this item will be included in the registrant’s definitive proxy statement for the 2011 annual meeting of stockholders. The proxy statement is incorporated by reference.

Item 14 —	Principal Accountant Fees and Services

Information concerning principal accountant fees and services will be included in our definitive proxy statement for the 2011 annual meeting of stockholders. The proxy statement is incorporated by reference.

PART IV

Item 15 —	Exhibits and Financial Statement Schedules

(a)(1) Financial statements filed as part of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Western Liberty Bancorp
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Western Liberty Bancorp (formally known as Global Consumer Acquisition Corp.) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Liberty Bancorp as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  Crowe Horwath LLP

Sherman Oaks, California
March 31, 2011

To the Board of Directors and Stockholders of
Western Liberty Bancorp

Report of Independent Registered Public Accounting Firm

We have audited the accompanying statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year ended December 31, 2008 of Western Liberty Bancorp (formerly known as Global Consumer Acquisition Corp.) These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects results of Western Liberty Bancorp’s operations and its cash flows for year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  Hays & Company LLP

New York, New York
March 16, 2009

WESTERN LIBERTY BANCORP

CONSOLIDATED BALANCE SHEETS
($000’S EXCEPT PER SHARE DATE)

	December 31,
	2010	2009

Assets
Cash and due from banks	$11,675	$971
Money market funds	52,206	86,998
Interest-bearing deposits in banks	39,346	—

Cash and cash equivalents	103,227	87,969
Certificates of deposits	26,889	—
Securities, available for sale	1,819	—
Securities, held to maturity (estimated fair value 2010 — $5,287)	5,314	—
Loans, net of allowance of $36	106,223	—
Premises and equipment, net	1,228	—
Other real estate owned, net	3,406	—
Goodwill, net	5,633	—
Other intangibles, net	768	—
Accrued interest receivable and other assets	3,039	551

Total assets	$257,546	$88,520

Liabilities And Stockholders’ Equity
Deposits:	$67,087	$—
Non-interest bearing demand		—
Interest bearing:	93,199	—

Total deposits	160,286
Accrued interest payable and other liabilities	3,431	628

Total liabilities	163,717	628
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; None issued or outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,088,023 and 10,959,169 issued and outstanding, respectively	1	1
Additional paid-in capital	117,317	103,730
Accumulated deficit	(23,489)	(15,839)
Accumulated other comprehensive loss, net	—	—

Total stockholders’ equity	93,829	87,892

Total liabilities and stockholders’ equity	$257,546	$88,520

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN LIBERTY BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS
($000 EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2010	2009	2008

Interest and dividend income:
Loans, including fees	$1,403	$—	$—
Securities, taxable	47	—	—
Federal funds sold and other	80	139	5,691

Total interest and dividend income	1,530	139	5,691

Interest expense:
Deposits	115	—	—

Total interest expense	115	—	—

Net interest income	1,415	139	5,691
Provision for loan losses	36

Net interest income after provision for loan losses	1,379	139	5,691

Non — interest income:
Service charges	57	—	—
Loan and late fees	3	—	—
Other	48	—	—

	108	—	—

Non — interest expense
Salaries and employee benefits	1,461	72	83
Occupancy, equipment and depreciation	269	—	—
Computer service charges	51	—	—
Federal deposit insurance	90	—	—
Legal and professional fees	3,851	12,612	1,670
Advertising and business development	7	1
Insurance	825	301	301
Telephone	19	—	—
Printing and supplies	314	748	6
Stock — based compensation	1,770	869	4,625
Other	480	434	559

	9,137	15,037	7,244

Net loss	$(7,650)	$(14,898)	$(1,553)

Basic loss per common share	$(0.65)	$(0.45)	$(0.05)

Diluted loss per common share	$(0.65)	$(0.45)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN LIBERTY BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

						Accumulated
				Additional		Other
	Comprehensive	Common Stock Issued		Paid-in	Earnings	Comprehensive
	Loss	Shares	Amounts	Capital	(Deficit)	Loss	Total

Balance, December 31, 2007	$—	39,936,064	$3	$209,903	$611	$—	$210,517
Stock — based compensation	—	—	—	4,625	—	—	4,625
Deferred interest on investment held in trust relating to common shares subject to possible conversion	—	—	—	(446)	—	—	(446)
Net loss	$(1,552)	—	—	—	(1,552)	—	(1,552)

Balance, December 31, 2008		39,936,064	3	214,082	(941)	—	213,144
Exchange of common shares at $0.001 per share		(7,618,908)	(1)	(6)			(7)
Redemption of common shares at $9.915 per share, net of $94,983,921 reserved for	—	(21,357,987)	(1)	(116,779)	—	—	(116,780)
Settlement of deferred underwriter’s commission in connection with offering	—	—	—	5,564	—	—	5,564
Stock-based compensation	—	—	—	869	—	—	869
Net loss	$(14,898)	—	—	—	(14,898)	—	(14,898)

Balance, December 31, 2009		10,959,169	1	103,730	(15,839)	—	87,892
Stock-based compensation reversal	—	—	—	(587)	—	—	(587)
Issue common shares in conjunction with acquisition of Service1st Bank of Nevada	—	2,370,722	—	15,267	—	—	15,267
Exercise Warrants	—	1,502,088	—	(2,884)	—	—	(2,884)
Issuance of 194,098 shares of common stock for restricted stock award	—	194,098	—	—	—	—	—
Issuance of 150,000 shares of common stock for restricted stock award	—	150,000	—	966	—	—	966
Purchase of dissenter’s shares	—	(88,054)	—	(567)	—	—	(567)
Stock-based compensation	—	—	—	1,392	—	—	1,392
Net loss	(7,650)	—	—	—	(7,650)	—	(7,650)
Other comprehensive income (loss)	—	—	—	—	—	—	—

Comprehensive loss	$(7,650)	—	—	—		—	—

Balance, December 31, 2010		15,088,023	$1	$117,317	$(23,489)	—	$93,829

WESTERN LIBERTY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
($000’S EXCEPT PER SHARE)

	2010	2009	2008

Cash flow from operating activities
Net (loss) income	$(7,650)	$(14,898)	$(1,552)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock-based compensation	1,771	869	4,625
Interest earned on cash held in trust		(86)	(5,664)
Accretion of loan discount, net	(436)	—	—
Amortization of core deposit intangible	16	—	—
Amortization of lease liability	(31)	—	—
Amortization of time deposit premium	(5)	—	—
Provision of loan losses	36	—	—
Depreciation of premises and equipment	72	—	—
Amortization of securities premiums/discounts, net	28	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	343	(294)
Accrued expenses and other liabilities	(708)	(54)	355
Accrued offering costs	—	—	(499)

Net cash (used in) operating activities	(6,564)	(14,463)	(2,735)

Cash flow from investing activities
Cash withdrawn from trust account for working capital	—	316,778	4,100
Proceeds from certificates of deposit	5,039	—	—
Proceeds from maturities of securities available for sale	1,000	—	—
Proceeds from principal paydowns of securities available for sale	23	—	—
Proceeds from maturities of securities held to maturity	2,500	—	—
Proceeds from principal payments of securities held to maturity	10	—	—
Cash acquired from acquisition	15,090	—	—
Purchase of premises and equipment	(16)	—	—
Net decrease in loans	3,453	—	—

Net cash used in investing activities	27,099	316,778	4,100

Cash flow from financing activities
Net decrease in deposits	(1,826)	—	—
Cash payments for warrants	(2,884)	—	—
Cash payments for dissenter common shares	(567)
Payment of redemption of common shares	—	(211,765)	—
Payment of underwriter’s discount and offering costs	—	(4,027)	—

Net cash (used in) financing activities	(5,277)	(215,792)	—

Net increase in cash and equivalents	15,258	86,523	1,365
Cash and cash equivalents, beginning of period	87,969	1,446	81

Cash and cash equivalents, end of period	$103,227	$87,969	$1,446

Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid to depositors	$124	—	—
Supplemental disclosure of non-cash financing activities:
Deferred interest on investments held in trust relating to common shares subject to possible conversion	—	96	446
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned	1,003	—	—
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Certificates of deposits	31,928	—	—
Investment securities available for sale	2,850	—	—
Investment securities held to maturity	7,842	—	—
Loans, net of discount	110,278	—	—
Other real estate owned, net of discount	2,403	—	—
Premises and equipment	1,284	—	—
Goodwill	5,633	—	—
Other intangibles	784	—	—
Other assets	2,826	—	—

Total non-cash assets acquired:	$165,828	—	—

Liabilities assumed:
Deposits	$162,112	—	—
Accrued expenses and other liabilities	1,694	—	—

Total liabilities assumed:	$163,806	—	—

Net non-cash assets acquired (liabilities assumed):	$2,022	—	—

Net cash and cash equivalents (paid) acquired	$15,090	—	—

The accompanying notes are an integral part of these financial statements.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Western Liberty Bancorp (WLBC) became a bank holding company on October 28, 2010 with consummation of the acquisition of Service1st Bank of Nevada. We were formerly known as “Global Consumer Acquisition Corp.” and were a special purpose acquisition company, formed under the laws of Delaware on June 28, 2007, to consummate an acquisition, capital stock exchange, acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The registration statement for WLBC’s initial public offering (the “Offering”) was declared effective on November 20, 2007. WLBC consummated the Offering on November 21, 2007 and received net proceeds of $305,658,960 therefrom and $8,500,000 from the private placement sale of Founders Warrants. Substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination. WLBC’s management had complete discretion in identifying and selecting the target business. Although WLBC’s goal in 2007, when it was established as a special purpose acquisition company, was to identify for acquisition domestic and international operating companies engaged in the consumer products and services business, by the spring of 2009, WLBC determined that the banking industry had become an attractive investment opportunity, particularly the community banking industry in Nevada. There was no assurance that WLBC would be able to successfully effect a business combination. On October 7, 2009, the stockholders of WLBC approved all the matters voted on at a special meeting of WLBC’s stockholders. As a result, 21,600,468 shares elected to convert into a pro rata portion of the Trust Account, resulting in 10,959,169 shares outstanding following conversion and $105,014,050 remaining from the Trust Account. Our stockholders approved certain amendments to our Amended and Restated Certificate of Incorporation removing certain provisions specific to special purpose acquisition companies, changing our name to “Western Liberty Bancorp” and authorizing the distribution and termination of our trust account. Effective October 7, 2009, the Company began its business operations and exited its development stage. Our sole subsidiary is Service1st Bank of Nevada. We currently conduct no business activities other than acting as the holding company of Service1st Bank.

Service1st Bank of Nevada (Service1st), is a community bank which commenced operations as a financial institution on January 16, 2007. Service1st provides a full range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals, and other customers in and around the greater Las Vegas area. Banking services provided include basic commercial and consumer depository services, commercial working capital and equipment loans, commercial real estate (both owner occupied and non-owner occupied) loans, construction loans, and unsecured personal and business loans. Service1st relies primarily on locally generated deposits to fund its lending activities. Service1st has two branches located in Las Vegas, Nevada, which accept deposits and grant loans to customers. Substantially all of our business is generated in the Nevada market. Service1st is under the supervision of and subject to regulation and examination by the Nevada FID and the FDIC.

In connection with the FDIC’s approval of deposit insurance, the FDIC subjected Service1st to customary conditions applicable to de novo banks for a period of three years, including the requirement that during such three-year period, Service1st maintain a Tier 1 capital leverage ratio of not less than 8.0%. In addition, during the three-year period, Service1st was required to operate within the parameters of the business plan submitted as part of Service1st’s application for deposit insurance, and to provide the FDIC 60 days’ advance notice of any proposed material change or material deviation from the business plan, before making any such change or deviation.

In September of 2009, the FDIC extended the special supervision period for all de novo banks from three years to seven years, thus extending the period during which the foregoing restrictions apply to Service1st from January 2010 to January 2014. In connection with the extension, at the FDIC’s request, Service1st submitted a revised business plan to the FDIC in the fourth quarter of 2009. The FDIC also advised all de novo banks that during the remainder of the seven-year de novo period, banks will remain on a 12-month risk

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

management examination cycle and be subject to enhanced supervision for compliance examinations and Community Reinvestment Act evaluations.

In May of 2009, Service1st entered into the MOU with the FDIC and the Nevada FID. Pursuant to the MOU, Service1st agreed, among other initiatives, to develop and submit a comprehensive strategic plan covering at least a three-year operating period; to reduce the level of adversely classified assets and review loan grading criteria and procedures to ensure accurate risk ratings; to develop a plan to strengthen credit administration of construction and land loans (including the reduction of concentration limits in land, construction and development loans and the improvement of stress-testing of commercial real estate loan concentrations); to review its methodology for determining the adequacy of the allowance for loan and lease losses; and to correct apparent violations listed in its most recent report of examination.

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

On September 1, 2010, Service1st, without admitting or denying any possible charges relating to the conduct of its banking operations, agreed with the FDIC and the Nevada FID to the issuance of a Consent Order. The Consent Order supersedes a Memorandum of Understanding entered into by Service1st with the FDIC and Nevada FID in May of 2009. Under the Consent Order, Service1st has agreed, among other things, to: (i) assess the qualifications of, and have retained qualified, senior management commensurate with the size and risk profile of Service1st; (ii) maintain a Tier I leverage ratio at or above 8.5% and its total risk-based capital must equal or exceed 12.0% (as of December 31, 2010, Service1st’s Tier 1 leverage ratio was 18.1% and total risk-based capital was 31.0%); (iii) continue to maintain an adequate allowance for loan and lease losses; (iv) not pay any dividends without prior bank regulatory approval; (v) formulate and implement a plan to reduce Service1st’s risk exposure to adversely classified assets; (vi) not extend additional credit to any borrower whose loan has been charged-off or classified “loss”; (vii) not extend any additional credit to any borrower whose loan has been classified as “substandard” or “doubtful” without prior approval from Service1st’s board of directors or loan committee; (viii) formulate and implement a plan to reduce risk exposure to its concentration in commercial real estate loans in conformance with Appendix A of Part 365 of the FDIC’s Rules and Regulations; (ix) formulate and implement a plan to address profitability; and (x) not accept brokered deposits (which includes deposits paying interest rates significantly higher than prevailing rates in Service1st’s market area) and reduce its reliance on existing brokered deposits, if any.

During the application process for the acquisition of Service1st by WLBC, the Company made a number of commitments to the FDIC. First, the Company agreed to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013 or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada FID terminates. The Company also agreed that for the same time period the Company will make no change in the directors or executive management of Service1st unless the Company first receives the FDIC’s non-objection to the proposed change. The Company assured the FDIC in writing during the application process that the Company will not seek to expand by acquisition until Service1st is restored to a satisfactory condition, which at a minimum means that the September 1, 2010 Consent Order must first be terminated. Until that occurs, any growth on Service1st’s part must be the result of organic growth in the bank’s existing business. The Company also agreed to seek advance approval both from the FDIC and the Nevada FID for any major deviation from the business plan that we submitted during the acquisition application process.

While the chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly all the financial service operations are considered by management to be aggregated in one reportable segment.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements include WLBC and its wholly owned subsidiary, Service1st, together referred to as “the Company” for the year ended December 31, 2010. Intercompany transactions and balances are eliminated in consolidation. The financial statements of the Company for the years ended December 31, 2009 and 2008 include the operations of WLBC only, as Service1st was not acquired until October 28, 2010. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practice in the banking industry. A summary of the significant accounting policies used by the Company are as follows:

Predecessors

Since the Company’s operations prior to the acquisition of Service1st were insignificant relative to that of Service1st, management believes that Service1st is the Company’s predecessor. Management has determined this based on an evaluation of the various facts and circumstances, including, but not limited to the life of Service1st, the operations of Service1st, the purchase price paid, and the fact that the operations on a prospective basis will be most similar to Service1st. Accordingly, these statements should be read in conjunction with the financial statements of Service1st for the period ended October 28, 2010 and December 31, 2009 and 2008.

Use of estimates in the preparation of financial statements

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The purchase accounting adjustments, allowance for loan loss, fair value of financial instruments, deferred tax assets and goodwill impairment are particularly subject to change.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), and interest-bearing deposits in banks with original maturities of 90 days or less. Cash flows from loans originated by the Company, deposits, and certificates of deposit, are reported net.

As of December 31, 2010, approximately $52,206,000 of the Company’s cash and cash equivalents were invested in the Federated U.S. Treasury Cash Reserve Fund (UTIXX) and the Goldman Sachs Financial Square Funds-Treasury Instruments Fund (FTIXX). Both funds, under normal circumstances, invest their assets exclusively in obligations of the U.S. Treasury, including Treasury bills, bonds and notes and other obligations issued or guaranteed by the U.S. Treasury.

At December 31, 2010, the Company is required to maintain balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $5,270,000.

Certificates of deposit

The company invests in institutional certificates of deposits in addition to selling overnight federal funds. The Company’s certificates of deposit do not exceed the FDIC insured limit at any one institution. The terms of the company’s certificates of deposit do not exceed one year.

Securities

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Securities classified as available for sale are debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income (loss). Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities classified as held to maturity are those debt securities the Company has both the positive intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions.

These securities are carried at amortized cost, adjusted for amortization of premium and accretion of discount computed by the interest method over the contractual lives. The sale of a security within three months of its maturity date or after at least 85% of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure. Purchase premiums and discounts are generally recognized in interest income using the effective yield method over the term of the securities.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) the impact of changes in market interest rates, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis.

If the Company intends to sell an impaired security, the Company records another-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Loans

Loans are stated at the amount of unpaid principal, reduced by unearned net loan fees, a credit and yield mark, and allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior credit loss experience of the Company and peer bank historical loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem credits, peer bank information, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Company’s loan portfolio in real estate-secured loans, the value of collateral is heavily dependent on real estate values in Southern Nevada. This evaluation is inherently subjective and future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state banking regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of general and specific components. The general component covers non-impaired loans and is based on historical loss experience of the Company and peer bank historical loss experience, adjusted for qualitative and environmental factors. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans that are graded substandard are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Trouble debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the air value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent four years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

1. Loans secured real estate construction, land development and other land loans

2. Commercial real estate

3. Residential real estate

4. Commercial and industrial

5. Consumer

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

These are generally the segments identified in regulatory reporting. Service1st Bank primarily focuses on the small business market and, therefore, generates most of its loans in the area of commercial real estate and commercial and industrial loans. By segmenting into these categories, the bank is able to monitor the exposure to the related risks and observe compliance with regulatory guidance and limitations.

The Company, as a result of its purchase of Service1st Bank of Nevada on October 28, 2010, acquired a portfolio of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value and there is no carryover of the seller’s allowance for loan losses. As a result of the transaction, the allowance for loan losses at December 31, 2010 only related to a general component for new loans generated since the transaction. No specific allocations have been made between October 28, 2010 and December 31, 2010 because no additional deterioration of the loan portfolio has been identified. After acquisition, losses will be recognized by an increase in the allowance for loan losses. It is important that consideration to loss experience be blended with the significant discounts to properly reflect the carrying value of the legacy loan portfolio. In the current process, a general component of the allowance for loan losses is being recorded for new loan originations that were determined based on historical experience and management’s judgment.

Purchased loans with credit impairment are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected future cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized prospectively as interest income.

Interest and fees on loans

Interest on loans is recognized over the terms of the loans and is calculated using the effective interest method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due.

The Company determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection.

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination fees, a mark to market of the credit and yield components of the loan, commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment to the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the loan. Commitment fees, based upon a percentage of a customer’s unused line of credit, and fees related to standby letters of credit are recognized over the commitment period.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company’s transfers of financial assets consist solely of loan participations.

Foreclosed assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. On October 28, 2010, the Company acquired two properties in conjunction with the acquisition of Service1st Bank. In December another property was added. As of December 31, 2010, there are no valuation reserves associated with these properties.

Advertising costs

Advertising costs are expensed as incurred.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements. Depreciation and amortization is computed using the following estimated lives:

Years

Furniture and fixtures	7 - 10
Equipment and vehicles	3 - 5
Leasehold improvements	5 - 10

Goodwill and other intangible assets

Goodwill resulting from a business combination after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquire, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected October 31st as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. WLBC acquired Service1st Bank of Nevada on October 28, 2010 which resulted in goodwill of $5.6 million being recorded.

Other intangible assets consist of a core deposit intangible and are amortized on an accelerated method over the estimated useful life of 10 years.

Accrued interest receivable and other assets

Accrued interest receivable and other assets include prepaid expenses. Prepaid assets are amortized over the terms of the agreements. As of December 31, 2010, the Company has prepaid approximately $1,045,000,

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

or approximately 2 years, of its FDIC insurance premiums which will be amortized through 2012. The Company, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB of an amount pursuant to the agreement with the FHLB. These investments are recorded at cost since no ready market exists for them, and they have no quoted market value. As of December 31, 2010, the Company’s investment in the FHLB was $658,000 which is included in other assets.

The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in values. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; (2) impact of legislative and regulatory changes on the FHLB; and (3) the liquidity position of the FHLB. The FHLB of San Francisco’s capital ratios exceeded the required ratios as of December 31, 2010 and the Company does not believe that its investment in the FHLB is impaired as of this date. However, this estimate could change in the near term as a result of any of the following events: (1) significant OTTI losses are incurred on the mortgage-backed securities (MBS) portfolio of the FHLB of San Francisco, causing a significant decline in regulatory capital ratios; (2) the economic losses resulting from credit deterioration on the MBS increases significantly; and (3) capital preservation strategies being utilized by the FHLB become ineffective.

Income taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Preferred stock

WLBC is authorized to issue 1,000,000 shares of blank check stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Stock compensation plans

The Company has the 2007 Stock Option Plan, which is described more fully in Note 12. Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company records the fair value of stock compensation granted to employees and directors as expense over the vesting period. The cost of the award is based on the grant-date fair value.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

Loan commitments and related financial instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Comprehensive loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net loss, are components of comprehensive loss. Gains and losses on available for sale securities are reclassified to net loss as the gains or losses are realized upon sale of the securities. OTTI impairment charges are reclassified to net income at the time of the charge.

Fair value measurement

For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Fair value measurements for assets and liabilities, where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The Company utilizes fair value measurements to determine fair value disclosures and certain assets recorded at fair value on a recurring and nonrecurring basis. See note 3.

Fair values of financial instruments

On October 28, 2010, as part of the purchase accounting process, the balance sheet of Service1st Bank was recorded at fair value. The fair value of all the assets and liabilities become the new carrying basis of the acquired entity. The Company utilized a third-party valuation firm to assist management in valuing the more complex components of the assets and liabilities. Valuation of the loan portfolio is one of the most significant areas of this process. Loans are first split between performing and non-performing. The non-performing loans are subject to treatment in accordance with ASC 310-30-50. The valuation process identifies credit discount and yield discount. Generally, the yield discount is recognized on a level-yield method over the life of the loan. However, the discount of loans purchased with credit impairment can be recorded and not accreted over the life of the loan. This method assumes the discount will remain with the loan until such time as the loan is completely removed from the bank. Only in the event of a material event that substantially improves the credit characteristics of the loan would consideration be made to reduce the discount and accrete the amount into interest income.

The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of December 31, 2010. The estimated fair value amounts as of December 31, 2010 have been measured as of that date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the estimated fair values

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

of these financial statements subsequent to the reporting date may be different than the amounts reported as of December 31, 2010.

The information in Note 3 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

Certificates of deposit

The carrying amounts reported in the balance sheet for certificates of deposit approximate their fair value as the terms on the certificates of deposits do not exceed one year.

Securities

Fair values for securities are based on quoted market prices where available or on quoted market prices for similar securities in the absence of quoted prices on the specific security.

Loans

For variable rate loans that re-price frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprise approximately 55.7% of the loan portfolio as of December 31, 2010. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the re-pricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

Impaired loans

The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance for probable losses represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investment in such loans.

Accrued interest receivable and payable

The carrying amounts reported in the balance sheet for accrued interest receivable and payable approximate their fair value.

Restricted stock

The Company is a member of the FHLB system and maintains an investment in capital stock of the FHLB of San Francisco in an amount pursuant to the agreement with the FHLB. This investment is carried at cost since no ready market exists, and there is no quoted market value.

Deposit liabilities

The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (carrying amount). The carrying amount for variable-rate deposit accounts approximates their fair value. Due to the short-term maturities of fixed-rate certificates of deposit, their carrying amount approximates their fair value. Early withdrawals of fixed-rate certificates of deposit are not expected to be significant.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet instruments, lending commitments and standby letters of credit, are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Loss per share

Diluted earnings per share is based on the weighted average outstanding common shares (excluding treasury shares, if any) during each year, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the year.

Due to the Company’s historical net losses, all of the Company’s stock based awards are considered anti-dilutive, and accordingly, basic and diluted loss per share is the same.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Reclassifications

Certain amounts in the financial statements and related disclosures as of December 31, 2010 have been reclassified to conform to the current presentation. Certain gross loan amounts have been reclassified in Note 5 to meet the banking regulatory classification guidance. In addition, certain gross deferred tax items in Note 10 as of December 31, 2010 have been reclassified. These reclassification adjustments have no effect on net loss or stockholders’ equity as previously reported.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued revised guidance for accounting for the transfers of financial assets. The guidance removes the concept of a qualifying special-purpose entity (QSPE). This guidance also clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In August 2009, the FASB issued guidance clarifying the measurement of liabilities at fair value in the absence of observable market information. This guidance was effective for the Company beginning January 1, 2010. The guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued guidance establishing principles and requirements for how an acquirer in a business combination: (a) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore this guidance has been applied for the business combination disclosed in Note 2. The Company has evaluated the provisions of this guidance and the impact on its financial position, results of operations, or cash flows.

New authoritative accounting guidance relating to investments in debt and equity securities (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that an entity’s management asserts it has both the intent and ability to hold an impaired security until recovery with a requirement that management asserts (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under this guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted this guidance in 2009. The adoption did not have a material impact on the Company’s financial statements, results of operations, or cash flows.

In July 2010, FASB issued No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codificationtm Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 4. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 1010.

Newly issued not yet effective standards

The FASB has issued ASU 2010-29, Business Combination (Topic 8905): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations that enter into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 12, 2010. Early adoption is permitted.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Adoption of the applicable portions of this standard on January 1, 2010 did not have a significant impact on our quarterly disclosures. For those additional disclosures required for fiscal years beginning after December 15, 2010, we anticipate first including those disclosures in our Form 10-Q for the quarter ending March 31, 2011.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

The FASB has issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero and Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 14, 2010. Early adoption is not permitted.

NOTE 2.	BUSINESS COMBINATION

On October 28, 2010, the Company acquired 100% of the outstanding common shares of Service1st Bank of Nevada in exchange for approximately 2.4 million shares of common stock. Under the terms of the acquisition, Service1st Bank common shareholders received 47.5975 shares of the Company’s common stock in exchange for each share of Service1st Bank common stock. In addition, the Service1st Bank shareholders are eligible to receive additional common shares equal to twenty percent of Service1st Bank’s tangible capital at August 31, 2010, if the price of the Company’s common stock exceeds $12.75 per share for 30 days during the subsequent two year period. The Company also injected $25 million of cash into its subsidiary bank. With the acquisition, the Company became a bank holding company with its sole operating bank located in southern Nevada. Service1st Bank results of operations were included in the Company’s results beginning November 1, 2010 (first business day after the acquisition). Acquisition-related costs are included in the Company’s income statement for the year ended December 31, 2010 and approximated $6 million. The fair value of the common shares issued as the consideration paid for Service1st Bank was determined in the basis of the closing price of the Company’s common shares on the acquisition date.

The transaction was recorded as an acquisition under the current accounting rules and as a result the balance sheet of Service1st was revalued to fair value as of the acquisition date. Any purchase price in excess of net assets acquired is recorded as goodwill. The transaction resulted in $5.6 million of goodwill.

The most significant fair value adjustment resulting from the application of purchase accounting adjustments for this acquisition were made to loans. As of the acquisition date, the gross loan portfolio at Service1st Bank was approximately $125.4 million with a related Allowance for Loan and Lease Losses (“ALLL”) of approximately $9.4 million. The valuation by the third-party resulted in a discount of approximately $15.8 million at October 28, 2010. While we believe we currently have the best estimate of fair value, the purchase accounting adjustments are not final and we are currently still evaluating all available information to ensure we have an accurate assessment of fair value. In fact, there have been some loan charge-offs and payoffs which impacted the valuation and as a result of reviewing this information, management reduced the discount from the original estimated discount of $15.8 million to approximately $15.1 million. This discount consists of two components; credit discount and yield discount. Loans purchased with credit impairments are loans with credit deterioration since origination and it is probable that not all contractually required principal and interest payments would be collected. The performing loan portfolio was approximately $89.9 million and was discounted by $49,000 for yield and $3.6 million for credit discounts. The remaining $35.6 million of loans were identified as loans with purchased credit impairment (PCI) and those loans had a discount of $576,000 for yield and $10.9 million for credit discounts. The discounts on performing loans are recognized by a “level yield” method over the remaining life of the loans or loan pools. The loans identified as containing purchase credit impairment are treated somewhat differently. The discount associated with yield

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

is accreted as yield discount and the credit discount is not accreted but is left on the books to reduce the current carrying value of the applicable loans.

Goodwill of approximately $5.6 million was recorded in conjunction with the transaction. The goodwill arising from the acquisition is largely the result of the benefit to the Company of acquiring Service1st Bank, thereby creating a platform for future operations and completing its transition to an operating bank holding company. The offset to this primarily relates to the mark-to-market process for the loan portfolio. None of this amount is expected to be deductible for income taxes purposes. In completing the allocation of purchase price, the tax effect of such adjustments was not considered as the Company has been operating at a loss and as such, any net deferred tax asset would result in a corresponding valuation allowance. The following table summarizes the fair value of consideration paid for Service1st Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration ($ in 000’s)
Cash (fractional shares and additional dissenter payments)	$29
Equity instruments	15,267
Contingent consideration	1,816

Fair value of total consideration transferred	17,112
Book value of net assets acquired	16,438

Excess purchase price over book value of net assets acquired	$674

Allocation of Excess Purchase Price:
Core deposit intangible	$784
Fair Value Adjustments:
Loans	(5,715)
Time deposits	(46)
Securities Held to Maturity	260
Leases	(242)
Goodwill	5,633

Total	$674

Fair value of assets acquired
Cash and cash equivalents	$15,090
Certificates of deposit	31,928
Securities, available for sale	2,850
Securities, held to maturity	7,842
Loans	110,278
Premises and equipment, net	1,284
Other Real Estate Owned	2,403
Core deposit intangible	784
Goodwill	5,633
Other	2,826

Fair value of assets acquired	$180,918

Fair value of liabilities assumed
Deposits	162,112
Other	1,694

Fair value of liabilities assumed	163,806

Net assets acquired at fair value	$17,112

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased loans which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans with a fair value, principal at purchase and gross contractual amounts receivable of $86.3 million, $89.9 million and $102.9 million on the date of acquisition.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2010 and 2009. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, and interest expense on deposits acquired. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	2010	2009

Net interest income	$7,098	$6,590
Net (loss) income	$(14,753)	$(32,191)
Basic earnings per share	$(0.98)	$(2.13)
Diluted earnings per share	$(0.98)	$(2.13)

NOTE 3.	FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;

Level 3 — Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

Fair value on a recurring basis

Financial assets measured at fair value on a recurring basis include the following:

Securities available for sale

Securities reported as available for sale are reported at fair value utilizing Level 2 inputs. For these securities the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

Fair Value Measurements at December 31, 2010
Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Securities available for sale
Collateralized Mortgage Obligation Securities-commercial	$1,819	$—	$1,819	$—

There were no transfers between Level 1 and Level 2 during 2010.

Fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the fair value hierarchy.

	Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$11,438	$—	$—	$11,438
Other real estate owned	3,406	—	—	3,406

	$14,844	$—	$—	$14,844

Impaired loans

The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Accordingly, the resulting fair value measurement has been categorized as a Level 3 measurement. As of December 31, 2010, there were no specific valuation allowances for the above reported collateral dependent loans based upon the fair market adjustments made in conjunction with the October 28, 2010 transaction.

Other real estate owned

Other real estate owned consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties classified as other real estate owned are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. As of December 31, 2010, there were no valuation allowances for the above reported assets based upon the fair market adjustments made in conjunction with the October 28, 2010 transaction.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, the carrying values of the Company’s financial instruments approximate fair value due to the October 28, 2010 mark-to-market process associated with the purchase accounting undertaken on the Company’s subsidiary bank. A valuation of the bank’s loan portfolio and deposit base was undertaken and the resulting marks were used to fair value the carrying amounts of all material components of the balance sheet that were not cash or cash equivalents as of the transaction date. The subsidiary bank did not generate significant amounts of new financial instruments between October 28, 2010 and December 31, 2010 and for those new items they were made on market terms and were not deemed to have any significant impairment as of the reporting period. The investment securities, reported as held-to-maturity, have the fair value reported on the face of the balance sheet. The Company’s other principal asset is cash and cash equivalents and at December 31, 2010 and 2009 the carrying value is the fair value. Based on these facts, management believes the carrying values on the balance sheet are materially the same as the fair value with the exception of held -to-maturity investment securities, which have the fair value notation on the face of the statement.

The estimated fair value of the Bank’s financial statements as of December 31 is as follows:

	2010		2009
	Carrying		Carrying
($ in 000’s)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$103,227	$103,227	$87,969	$87,969
Certificates of deposits	26,889	26,889	—	—
Securities available for sale	1,819	1,819	—	—
Securities held to maturity	5,314	5,287	—	—
Loans, net	106,223	106,223	—	—
Accrued interest receivables	447	447	—	—
Financial Liabilities:
Deposits	160,286	160,286	—	—
Accrued interest payable	35	35	—	—

Loan Commitments

The estimated fair value of the standby letters of credit at December 31, 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2010.

NOTE 4.	SECURITIES

		Gross	Gross
	Amortized	Unrealized	Unrealized
Securities Available for Sale	Cost	Gains	Losses	Fair Value

Collateralized Mortgage Obligation Securities-commercial	$1,819	$—	$—	$1,819

	$1,819	$—	$—	$1,819

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
Securities Held to Maturity	Cost	Gains	Losses	Fair Value

Corporate Debt Securities	$4,663	$—	$(27)	$4,636
Small Business Administration Loan Pools	651	—	—	651

	$5,314	$—	$(27)	$5,287

The Company had no investment securities prior to the acquisition of Service1st Bank of Nevada. There have been no sales of securities or gross realized gains or losses in any of the periods presented.

As of December 31, 2010, securities of $4.7 million were pledged for various purposes as required or permitted by law.

Information pertaining to securities with gross losses at December 31, 2010, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized		Gross Unrealized
	(Losses)	Fair Value	(Losses)	Fair Value

Securities Available for Sale
Collateralized Mortgage Obligation Securities-commercial	—	—	—	—

	$—	$—	$—	$—

Securities Held to Maturity
Corporate Debt Securities	$(27)	$4,636	—	—
Small Business Administration Loan Pools	—	—	—	—

	$(27)	$4,636	$—	$—

As of December 31, 2010, three debt securities have unrealized losses with aggregate degradation of approximately 0.05% from the Company’s carrying value. These unrealized losses, totaling $27,000, relate primarily to fluctuations in the current interest rate environment and other factors, but do not presently represent realized losses. As of December 31, 2010 there are no securities that have been determined to be other-than-temporarily-impaired (OTTI).

The amortized cost and fair value of securities as of December 31, 2010 by contractual maturities are shown below. The maturities of small business administration loan pools differ from their contractual maturities because the loans underlying the securities may be repaid without penalties; therefore, these securities are listed separately in the maturity summary.

	Amortized Cost	Fair Value

Securities available for sale
Due in one year or less	$1,417	$1,417
Due after one year through five years	402	402

	$1,819	$1,819

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Amortized Cost	Fair Value

Securities held to maturity
Due in one year or less	$3,093	$3,075
Due after one year through five years	1,570	1,561
Small Business Administration loan pools	651	651

	$5,314	$5,287

NOTE 5.	LOANS

Loans at year end were as follows:

($ in 000’s)	2010

Construction, land development and other land	$5,923
Commercial real estate	54,975
Residential real estate	9,247
Commercial and industrial	35,946
Consumer	131
Plus: net deferred loan costs	37

106,259
Less: allowance for loan losses	(36)

$106,223

Activity in the allowance for loan losses was as follows:

($ in 000’s)	2010

Beginning balance	—
Provision for loan losses	$36
Loans charged-off	—
Recoveries	—

Ending balance	$36

As of December 31, 2010, none of the allowance for loan losses was based on impairment method as no loans from either the purchased loan portfolio at October 28, 2010 had experienced subsequent deterioration nor had any of the new loans originated since that date required an impairment allowance.

The following table presents the recorded investment in nonaccrual loans (including PCI loans with no contractual interest being reported) and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

($ in 000’s)	Nonaccrual	Over 90 Days and Accruing

Construction, land development and other land	$2,632	$—
Commercial real estate	1,224	—
Residential real estate	2,900	—
Commercial and industrial	3,670	—
Consumer	—	—

Total	$10,426	$—

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

		Greater than
($ in 000’s)	30-90 Days	90 Days	Total Past Due

Construction, land development and other land	$—	$2,518	$2,518
Commercial real estate	—	1,003	1,003
Residential real estate	—	2,900	2,900
Commercial and industrial	3,108	38	3,146
Consumer	—	—	—

Total	$3,108	$6,459	$9,567

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company uses the following definitions for risk ratings:

Special Mention

Loans in this classification exhibit trends or have weaknesses or potential weaknesses that deserve more than normal management attention. If left uncorrected, these weaknesses may result in the deterioration of the repayment prospects for the asset or in Service1st’s credit position at some future date. Special Mention assets pose an elevated level of concern, but their weakness does not yet justify a Substandard classification. Loans in this category are usually performing as agreed, although there may be minor non-compliance with financial or technical covenants.

Substandard

Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful

Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the risk category of loans by class of loans, including accrual and non-accrual loans, (net of deferred fees and costs) is as follows:

		Special
($ in 000’s)	Pass	Mention	Substandard	Doubtful	Total

Construction, land development and other land	$996	$—	$4,630	$—	$5,626
Commercial real estate	47,711	2,806	4,296	162	54,975
Residential real estate	3,990	—	5,257	—	9,247
Commercial and industrial	30,582	240	4,483	938	36,243
Consumer	131	—	—	—	131

Total	$83,410	$3,046	$18,666	$1,100	$106,222

Purchased Loans

The Company has purchased loans, for which there was, at acquisition, evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

($ in 000’s)	2010

Construction, land development and other land	$4,630
Commercial real estate	4,458
Residential real estate	5,257
Commercial and industrial	5,421

Balance December 31, 2010	$19,766

No allowance is associated with these balances.

As previously discussed, the October 28, 2010 transaction to acquire Service1st Bank was accounted for as a business combination which resulted in application of fair value accounting to the subsidiaries balance sheet. The total discount to the loan portfolio was approximately $15.1 million at the acquisition date. The loan portfolio was segregated into performing loans and non-performing loans or purchased loans with credit impairment.

The performing loans totaled approximately $89.9 million and were marked with a credit discount of $3.6 million and approximately $49,000 of yield discount. In accordance with current accounting pronouncements, the discounts on performing loans are being recognized on a method that approximates a level yield over the expected life of the loan.

The loans identified as purchased with credit impairments were approximately $35.6 million as of the acquisition date. A credit discount of approximately $10.9 million was recorded and an additional $576,000 of yield discount was also recorded. The yield discount is being recognized on a method that approximates a level yield over the expected life of the loan. The Company does not accrete the credit discount into income until such time as the loan is removed from the bank. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loan and reduces the risk to the bank such that management believes it would be prudent to start recognizing some of the discount is documented. The credit discount represents approximately 30% of the transaction date value of the credit impaired loans.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accretable yield, or income expected to be collected, is as follows:

($ in 000’s)	2010

Related to new loans purchased	$576
Accretion of income	(37)

Balance December 31, 2010	$539

Management does not establish general reserves against these loans. In the event that deterioration in the credit is identified subsequent to the date of the discount, additional specific reserves will be created. As of December 31, 2010, no such additional reserves were required relating to the October 28, 2010 loan portfolio. During the last two months of 2010, approximately $436,000 of net discount accretion was recognized as interest income. This included the $37,000 for yield discount and $399,000 for credit discount.

Purchased loans for which it was probably, at acquisition, that all contractually required payments would not be collected are as follows:

($ in 000’s)	2010

Contractually required payments receivable of loans purchased during the year:
Construction, land development and other land	$7,685
Commercial real estate	9,675
Residential real estate	5,909
Commercial and industrial	12,321

$35,590

Cash flows expected to be collected at acquisition:
Construction, land development and other land	$5,743
Commercial real estate	5,563
Residential real estate	5,327
Commercial and industrial	8,083

$24,716

Fair Value of acquired loans at acquisition:
Construction, land development and other land	$5,696
Commercial real estate	5,524
Residential real estate	5,244
Commercial and industrial	7,676

$24,140

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6.	PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

($ in 000’s)	2010

Leasehold improvements	$835
Equipment	138
Furniture and fixtures	309
Vehicles	18

1,300
Less: accumulated depreciation and amortization	(72)

$1,228

Depreciation expense was approximately $72,000 for the last two months of calendar year 2010 (from the acquisition date of Service1st Bank). Currently the Company operates from the bank administration facility.

NOTE 7.	GOODWILL AND INTANGIBLES

The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit intangibles. Under ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value-based test. The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company has established October 31 as the date it will use for the annual assessment. The first annual testing for goodwill impairment will occur at October 31, 2011. No impairment losses were recognized as of December 31, 2010.

The following table presents the carrying amount of goodwill:

($ in 000’s)	December 31, 2010

Balance at beginning of period	$—
Goodwill from business combination	5,633

Balance at end of period	$5,633

The Company has other intangible assets which consist of a core deposit intangible that had, as of December 31, 2010, a remaining average amortization period of approximately ten years.

The following table presents the changes in the carrying amount of the core deposit intangible, gross carrying amount, accumulated amortization, and net book value as of December 31, 2010 and 2009:

($ in 000’s)	December 31, 2010

Balance at beginning of period	$—
Core deposit intangible from business combinations	784
Amortization expense	(16)

Balance at end of period	$768

Gross carrying amount	$784
Accumulated amortization	(16)

Net book value	$768

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following presents the estimated amortization expense of other intangible assets:

Years ending December 31,
($ in 000’s)	Amount

2011	$97
2012	92
2013	87
2014	83
2015	79
Thereafter	330

$768

NOTE 8.	DEPOSITS

The composition of deposits is as follows:

($ in 000’s)	December 31, 2010

Demand deposits, noninterest bearing	$67,087
NOW and money market accounts	56,509
Savings deposits	1,273
Time certificates, $100 or more	30,498
Other time certificates	4,919

Total	$160,286

At December 31, 2010, all time deposits are scheduled to mature in 2011 as the maximum term offered for time certificates is twelve months.

None of the time certificates are brokered deposits as of December 31, 2010. However, in October 2010, Service1st Bank was notified by the FDIC and Nevada FID that a legal determination was made that a NOW account owned by a trust company customer was deemed to be a brokered deposit. Consistent with the September 1, 2010 Consent Order which restricts the bank’s use of brokered deposits, the bank was given a date of December 31, 2010 to divest of these funds. Working in concert with the customer and bank regulators, the subject account was changed from a NOW account to a noninterest bearing account on January 1, 2011 and on January 4, 2011 the account in the amount of approximately $23.5 million was wired to another financial institution. Both regulatory agencies were notified of the planned disposition of the account and neither agency objected to the plan to divest the account.

NOTE 9.	EMPLOYEE BENEFIT PLAN

Service1st Bank has a qualified 401(k) employee benefit plan for all eligible employees. Participants under 50 years of age are able to defer up to $16,500 of their annual compensation, while participants 50 years of age and over are able to defer up to $22,000 of their annual compensation. Under the terms of the plan, the Bank may not make matching contributions.

Stock-based compensation arrangements are fully discussed in Note 12.

NOTE 10.	INCOME TAX MATTERS

The Company files income tax returns in the U.S. federal jurisdiction. ASC 740, Income taxes, was amended to clarify the accounting and disclosure for uncertain tax positions as defined. The Company is

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

subject to the provisions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The company identifies its federal tax return as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal tax return are 2007, 2008, and 2009. The Company believes that its income tax filing positions for deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to applicable guidance. In addition, the Company did not record a cumulative effect adjustment related to the adoption of this amended guidance.

The Company may, from time to time, be assessed interest or penalties by tax jurisdictions, although the Company has had no such assessments historically. The Company’s policy is to include interest and penalties related to income taxes as a component of income tax expense.

The cumulative tax effects of the primary temporary difference as of December 31 are as follows:

	2010	2009

Deferred tax assets:
Net operating loss carry forward	$5,889	$4,550
Organization costs and start up costs	5,576	175
Allowance for loan losses, unfunded commitments and loan discounts	4,250	—
Stock warrants and stock options	2,331	490
Accrued expenses	769	—
Premises and equipment	76	—

	18,891	5,215
Deferred tax liabilities:
Cored Deposit Intangible	(261)
Prepaid expenses	(122)	—
Deferred loan costs	(109)	—

Net deferred tax asset	18,399	5,215
Valuation allowance	(18,399)	(5,215)

	$—	$—

As of December 31, 2010, and 2009, a valuation allowance for the entire net deferred tax asset is considered necessary as the Company has determined that it is not more likely than not that the deferred tax assets will be realized. Due to the Company incurring operating losses, no provision for income taxes has been recorded for the periods ended December 31, 2010, and 2009. Federal operating loss carry forwards total approximately $17,321,000 and begin to expire in 2027.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2010, 2009, and 2008, the components of income tax benefit consist of the following:

	2010	2009	2008

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	(682)	(2,685)	(2,314)
State	—	—	—

Less valuation allowance	682	2,685	2,314

Income tax benefit	$—	$—	$—

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows:

	2010	2009	2008

Computed expected tax (benefit)	$(2,601)	$(5,065)	$(528)
Nondeductible expenses	904	771	—
Other	1,015	1,609	(1,786)

Deferred tax asset valuation allowance	$682	$2,685	$2,314

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally, a greater than 50% change in ownership) of a loss corporation. Accordingly, utilization of net operating loss carryforwards may be subject to an annual limitation regarding their utilization against future taxable income upon change in control.

On October 28, 2010, a Business Combination between WLBC and Service1st Bank resulted in a section 382 limitation against the separate company net operating loss carryforwards acquired from Service1st Bank. As a result of this section 382 limitation, the Company reduced the deferred tax asset related to the NOL carry forward and the valuation allowance by $7,700,000.

NOTE 11.	TRANSACTIONS WITH RELATED PARTIES

Loans

Principal stockholders of the Company and officers and directors, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of, and had other transactions with, the Company in the ordinary course of business. In management’s opinion, these loans and transactions are on the same terms as those for comparable loans and transactions with unrelated parties. The aggregate activity in such loans for the years ended December 31 is as follows:

($’s in 000)	2010

Balance assumed at merger	$2,480
New loans	25
Repayments	(69)

Ending balances	$2,436

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company has one related party loan that was on non-accrual status as of the acquisition date. In the first quarter of 2007, Service1st purchased a $5 million portion of an existing term loan to a business owned by a Company director and former Service1st director. The director resigned from the Company. On or about February 24, 2011, Service1st entered into a sales agreement to sell the remaining loan balance of $3.8 million for approximately $3.0 million. At the date of the sales agreement, the loan remains on nonaccrual and classified. Service1st received proceeds from the sale on March 23, 2011.

Total loan commitments outstanding with related parties total approximately $1.4 million as of December 31, 2010.

Services Agreement

WLBC agreed to pay Hayground Cove Asset Management LLC, $10,000 per month, plus out-of-pocket expenses not to exceed $10,000 per month, for office space and services related to the administration of WLBC’s day-to-day activities. This agreement was effective upon the consummation of the Offering and terminated on August 31, 2009.

WLBC incurred expense of $120,000 for the year ended December 31, 2008 and $80,000 for the year ended December 31, 2009.

Payment for Due Diligence Services

In October 2009, WLBC made a one-time payment of $2.6 million to Hayground Cove Asset Management LLC for due diligence and other services related to various acquisition opportunities and other activities since WLBC’s inception. Proceeds from the payment were disbursed by Hayground Cove Asset Management LLC to certain of its employees, affiliates and consultants (some of whom also serve as WLBC’s officers and/or directors) that provided support to WLBC in connection with its efforts in finding and pursuing potential transactions.

NOTE 12.	STOCK-BASED COMPENSATION

The Company has a number of share-based compensation programs. Total compensation cost that has been charged against income for those programs was approximately $1.8 million, $900,000 and $4.6 million for 2010, 2009 and 2008. There has been no income tax benefit recorded because of the offset in the deferred tax asset valuation allowance.

Restricted Stock Programs

Pursuant to Letter Agreements dated December 23, 2008 between WLBC and three of its independent directors, and a Letter Agreement dated as of April 28, 2009 between WLBC and WLBC’s former President, WLBC granted each independent director and then President, 50,000 restricted stock units with respect to shares of WLBC’s common stock, subject to certain terms and conditions.

WLBC incurred compensation expense equal to the grant date fair value of the restricted stock units. Based upon the market price of WLBC common shares at grant date, WLBC determined that the grant date fair value of the restricted stock units was $9.25 per unit, $1,850,000 in the aggregate. WLBC recorded compensation expense of $1,850,000 over the estimated vesting period of 266 days, which occurred during 2009 and 2010. WLBC estimated the vesting period as the number of days from the grant date to the estimated closing date of the business combination. On completion of the acquisition of Service1st, the requirements of the aforementioned letter agreements were not satisfied, so that the restricted stock units did not, and now cannot vest according to their terms. Management made this determination on September 30, 2010 upon receipt of the final approval from the applicable regulatory agencies. As a result of this

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

determination, WLBC reversed the stock compensation expense ($1,850,000) previously recorded for the 200,000 restricted stock units described above, during the third quarter of 2010.

WLBC also provided a one-time grant of restricted stock equal to $250,000 divided by the closing price of WLBC’s common stock on the closing date of the acquisition to WLBC’s Chief Financial Officer, for his future services. In addition, WLBC shall also issued restricted stock with respect to shares of our common stock to the proposed Chief Executive Officer and Chief Executive Officer of Service1st. The CEO was issued restricted shares of WLBC common stock in an amount equal to $1.0 million divided by the closing price of our common stock on the closing date of the acquisition in consideration for his future services. The grant date fair value of each share of restricted stock was $6.44. The CFO and CEO were granted 38,819 and 155,819 shares of restricted stock, respectively, on October 28, 2010, vesting over a five year term. Annual expense associated with these grants is estimated to be approximately $250,000 per year, for the five year term, or approximately $42,000 for the year ended December 31, 2010.

On October 28, 2010, WLBC and each of five officers and consultants entered into letter agreements (the “Letter Agreements”), pursuant to which each of the foregoing individuals received a grant of restricted stock units of WLBC (the “Restricted Stock Units”) for past services. The former Chairman and Chief Executive Officer of WLBC, and a current director, received 50,000 Restricted Stock Units; WLBC’s former President, received 100,000 Restricted Stock Units; a former director of WLBC, received 25,000 Restricted Stock Units; an outside consultant to WLBC, received 20,000 Restricted Stock Units; and another outside consultant to WLBC, received 5,000 Restricted Stock Units. Each Restricted Stock Unit is immediately and fully vested and shall be settled for one share of common stock, par value $0.0001, of WLBC on the earlier to occur of (i) a Change of Control Event (as such term is defined in the Letter Agreement) and (ii) October 28, 2013 (the “Settlement Date”). Any cash dividends paid with respect to the shares of Common Stock covered by the Restricted Stock Units prior to the Settlement Date shall be credited to a dividend book entry account as if the shares of Common Stock had been issued, provided that such cash dividends shall not be deemed to reinvested in shares of Common Stock and will be held uninvested and without interest and shall be paid in cash on the Settlement Date. Any stock dividends paid with respect to the shares of Common Stock covered by the Restricted Stock Units prior to the Settlement Date shall be credited to a dividend book entry account as if shares of Common Stock had been issued, provided that such dividends shall be paid on the Settlement Date. These grants were recorded as of October 28, 2010 and resulted in recording expenses of approximately $1,288,000, based upon a grant date fair value of $6.44 per restricted stock unit.

Furthermore, WLBC made a one-time grant of 50,000 shares of Common Stock to each of the current Chairman of the Board of Directors of WLBC, a current member of the Board of Directors and a former member of the Board of Directors for past services. The issuances of Restricted Stock units and Common Stock were made in reliance upon an available exemption from registration under the Securities Act. These grants were recorded as of October 28, 2010 and resulted in recording expenses of approximately $966,000, based upon a grant date fair value of $6.44 per restricted stock unit.

Stock Option Program

Pursuant to the Agreement and Plan of Merger between the Company and Service1st Bank, the Company agreed to assume the Service1st Bank 2007 Stock Option Plan and exchange each outstanding Bank Stock Option into options to acquire shares of WLBC Common Stock on substantially the same terms and conditions as were applicable under such Bank Stock Options immediately prior to the transaction under these terms; (i) each Bank Stock Option will be exercisable for a number of WLBC Common Stock equal to the product of the number of shares of Bank Common Stock that would be issuable upon exercise of such Bank Stock Option outstanding immediately prior to the transaction multiplied by the Exchange Ratio, rounded down to the nearest whole number of shares of WLBC Common Stock, and (ii) the per share exercise price for the WLBC Common Stock issuable upon exercise of such assumed Bank Stock Option will be equal to the quotient

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

determined by dividing the per share exercise price for such Bank Stock Option outstanding immediately prior to the transaction date by the Exchange Ratio, rounded up to the nearest whole cent. Any restrictions on the exercisability of such Bank Stock Option in effect as of the date hereof will continue in full force and effect, and the term, exercisability, and vesting schedule of such Bank Stock Option as in effect of the date hereof will remain unchanged. Stock awards available to grant, subject to the necessary approvals, were approximately 229,000 at December 31, 2010.

Generally, Bank Stock Options granted had vesting periods of 3 to 5 years. The fair value of shares at the date of grant was determined by the Bank’s Board of Directors. The fair value of each stock award was estimated on the date of grant using the Black-Scholes Option Valuation Model.

A summary of Bank Stock Option activity as of December 31, 2010 and changes during the period (October 28, 2010 — December 31, 2010) then ended is presented below:

		Weighted Average
	Shares	Exercise Price

WLBC Stock Options Converted from Bank Stock Options at October 28, 2010	246,947	$21.01
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding, December 31, 2010	246,947	$21.01
Exercisable, end of period	146,728	$21.01

The exercise price was determined in accordance with the Merger Agreement, dated November 6, 2009. The exercise price is calculated by the common stock exchange ratio of 47.5975. Each Service1st stock option had an exercise price of $1,000.00. The $1,000.00 is divided by the exchange ratio to create the equivalent exercise price for the Company’s stock option ($1,000.00 divided by 47.5975 equals $21.01).

As of December 31, 2010, there was $767,000 of total unrecognized compensation cost related to the above listed non-vested stock options assumed under the Merger Agreement. The cost is expected to be recognized over a weighted-average period of 1.8 years. As of December 31, 2010, the aggregate intrinsic value of the outstanding and vested stock options is $0.

NOTE 13.	WARRANTS

On November 27, 2007, WLBC sold 31,948,850 Units, including 1,948,850 Units from the partial exercise of the underwriters’ over-allotment option, at an Offering price of $10.00 per Unit. Each Unit consisted of one share of WLBC’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitled the holder to purchase from WLBC one share of common stock at an exercise price of $7.50 per share commencing the later of the completion of a Business Combination per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which the notice of redemption is given. The terms of the warrants were amended on July 20, 2009, as more fully described below.

On November 27, 2007, certain of the initial stockholders purchased an aggregate of 8,500,000 warrants (the “Private Warrants”) from WLBC in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The warrants were sold for a total purchase price of $8,500,000, or $1.00 per warrant. The private placement took place simultaneously with the consummation of the Offering. Each warrant was exercisable to one share of common stock. The exercise price on the warrants was $7.50. The Private Warrants were also subject to a lock-up agreement with WLBC’s underwriters and would not be transferable before the consummation of a Business Combination. The holders

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

of the Private Warrants were also entitled, at any time and from time to time, to exercise the Private Warrants on a cashless basis at the discretion of the holder. The proceeds from the sale of the Private Warrants were deposited into the trust account, subject to a trust agreement. The terms of the warrants were amended on July 20, 2009. Based upon observable market prices, WLBC determined that the grant date fair value of the Private Warrants was $1.10 per warrant, $9,350,000 in the aggregate. The valuation was based on all comparable initial public offerings by blank check companies in 2007. WLBC recorded compensation expense of $850,000 over a 24 month service period in connection with the Private Warrants, which is the amount equal to the grant date fair value of the warrants minus the purchase price. WLBC estimated the service period as the estimated time to complete a Business Combination.

Warrants and Private Shares Restructuring

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

On July 20, 2009, WLBC also entered into a Private Shares Restructuring Agreement with its former sponsor, Hayground Cove Asset Management LLC (“Hayground Cove”), pursuant to which Hayground Cove, on behalf of itself and the funds and accounts it manages and Private Shares that Hayground Cove or its affiliates control, agreed to cancel at least 90.0% of the outstanding Private Shares in exchange for one warrant per Private Share cancelled, each warrant identical in terms and conditions to WLBC’s restructured outstanding warrants (except as set forth in the Amended and Restated Warrant Agreement defined below). The cancelled Private Shares included all such Private Shares currently held by Hayground Cove and its affiliates.

In connection with the foregoing, on July 20, 2009, WLBC and the Warrant Agent entered into an Amended and Restated Warrant Agreement (the “Amended and Restated Warrant Agreement”) to effect the amendments to the Original Warrant Agreement as agreed between WLBC and the Consenting Warrantholders pursuant to the Warrant Restructuring Letter Agreement. In addition, WLBC has received approval for listing of the amended warrants by the New York Stock Exchange and certifications from the applicable registered holders of such warrants certifying the number of warrants held by the consenting warrantholders. WLBC also filed and distributed a Schedule 14C Information Statement in connection with the warrant restructuring on September 17, 2009. The warrant restructuring and Private Shares restructuring became effective on October 7, 2009 after the receipt of stockholder approval of the acquisition of 1st Commerce Bank and the Amended and Restated Certificate of Incorporation (“COI’’).

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

On August 13, 2009, WLBC entered into a Letter Agreement with Hayground Cove, whereby Hayground Cove agreed that it and its affiliates may only transfer any WLBC warrants they hold to an unaffiliated third party transferee if: (i) the transfer is part of a widespread public distribution of such warrants; (ii) the transferee controls more than 50.0% of WLBC’s voting securities without any transfer from Hayground Cove or any of its affiliates or(iii) the warrants transferred to a transferee (or group of associated transferees) would not constitute more than 2.0% of any class of WLBC’s voting securities.

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

In order to assist WLBC in gaining the requisite approval of certain bank regulatory authorities in connection with the Acquisition, on September 23, 2010, WLBC entered into a Letter Agreement (the “Warrant Restructuring Letter Agreement”) with certain warrant holders who represented to WLBC that they collectively hold at least a majority of its outstanding warrants (the “Consenting Warrant Holders”) confirming the basis and terms upon which the parties have agreed to amend the Amended and Restated Warrant Agreement, dated as of July 20, 2009, as amended by the Amendment No. 1, dated as of October 9, 2009, each between WLBC and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”) (as amended, the “Warrant Agreement”), previously filed with the SEC. The Warrant Restructuring Letter Agreement serves as the consent and approval of each of the Consenting Warrant Holders to amend and restate the Warrant Agreement.

Pursuant to the Warrant Restructuring Letter Agreement, the Warrant Agreement amended where applicable to provide for the automatic exercise of all of the outstanding warrants of WLBC (the “Warrants”) into one thirty-second (1/32) of one share of WLBC’s common stock, par value $0.0001 (“Common Stock”), which shall occur concurrently with the consummation of the Acquisition (the “Automatic Exercise Date”). Any Warrants that would entitle a holder of such Warrants to a fractional share of Common Stock after taking into account the automatic exercise of the remainder of such holder’s Warrants into full shares of Common Stock shall be cancelled on the Automatic Exercise Date. As of September 23, 2010, there were 48,067,758 Warrants outstanding, each exercisable for one share of Common Stock, which will automatically be converted into approximately 1,502,088 shares of Common Stock on the Automatic Exercise Date. As a result of the foregoing, there were no Warrants outstanding after the Automatic Exercise Date. WLBC also paid a consent fee to the holders of Warrants in an amount equal to $0.06 per Warrant on the Automatic Exercise Date, regardless of whether such holders were party to the Warrant Restructuring Letter Agreement or an aggregate payment of $2.9 million.

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

In connection with the foregoing, on September 27, 2010, WLBC and the Warrant Agent entered into a Second Amended and Restated Warrant Agreement (the “Second Amended and Restated Warrant Agreement”) to effect the amendments to the Warrant Agreement as agreed between WLBC and the Consenting Warrant

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

Holders pursuant to the Warrant Restructuring Letter Agreement. The Second Amended and Restated Warrant Agreement became effective upon execution by WLBC and the Warrant Agent, but the amendments to the Warrant Agreement were subject to (i) receipt by the Warrant Agent and WLBC of (x) the consent of the registered holder of each Consenting Warrant Holder’s public warrants to the amendments to the Warrant Agreement and (y) certification to the Warrant Agent and WLBC from such registered holder(s) as to the positions held by each of the Consenting Warrant Holders, (ii) receipt by WLBC and Service1st of final regulatory approval of the Acquisition, which must occur no later than October 12, 2010, and (iii) the consummation of the Acquisition, which must occur no later than November 12, 2010 (the “Expiration Date”), unless such date is extended by the mutual agreement of WLBC and Service1st, in which case the Expiration Date shall be correspondingly extended. None of the terms of the Second Amended and Restated Warrant Agreement will supersede, amend or replace in any manner whatsoever any term of the Warrant Agreement until such time as these conditions are met.

WLBC filed a Schedule 14C Information Statement on October 7, 2010, in connection with the warrant restructuring. The activities necessary to complete the Warrant Restructuring were commenced by WLBC in conjunction with the closing of the merger transaction on October 28, 2010, and all warrants were converted as described above.

Bank Warrant Exchange

Pursuant to the Agreement and Plan of Merger between the Company and Service1st Bank, the Company agreed to exchange each outstanding Bank Stock Warrant into warrants to acquire shares of WLBC Common Stock on substantially the same terms and conditions as were applicable under such Bank Stock Warrants immediately prior to the transaction under these terms; (i) each Bank Stock Warrant will be exercisable for a number of WLBC Common Stock shares equal to the product of the number of shares of Bank Common Stock that would be issuable upon exercise of such Bank Stock Warrant outstanding immediately prior to the transaction multiplied by the Exchange Ratio (47.5975), rounded down to the nearest whole number of shares of WLBC Common Stock, and (ii) the per share exercise price for the WLBC Common Stock issuable upon exercise of such assumed Bank Stock Warrant will be equal to the quotient determined by dividing the per share exercise price for such Bank Stock Warrant outstanding immediately prior to the transaction date by the Exchange Ratio, rounded up to the nearest whole cent. Any restrictions on the exercisability of such Bank Stock Warrant in effect as of the date hereof will continue in full force and effect, and the term, and exercisability schedule of such Bank Stock Warrant as in effect of the date hereof will remain unchanged.

On October 28, 2010, the 900 Bank Stock Warrants were converted to 42,834 WLBC stock warrants with an exercise price of $21.01 per stock warrant and all were exercisable at that time. The exercise price was determined in accordance with the Merger Agreement, dated November 6, 2009. The exercise price is calculated by the common stock exchange ratio of 47.5975. Each Service1st stock warrant on had an exercise price of $1,000.00. The $1,000.00 is divided by the exchange ratio to create the equivalent exercise price for the Company’s stock warrant ($1,000.00 divided by 47.5975 equals $21.01). As of December 31, 2010 the remaining contractual term of the outstanding stock warrants was approximately one year. As of December 31, 2010 the aggregate intrinsic value of outstanding and vested stock warrants is $0.

NOTE 14.	REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2010, the Company and Service1st Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2010, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. This determination is mandated when an institution becomes party to a formal regulatory action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual capital levels and minimum required levels were as follows at year-end:

	December 31, 2010
					To Be Well
			Minimum Required		Capitalized Under		Minimum Required
			for Capital Adequacy		Prompt Corrective		Under Regulatory
	Actual		Purposes		Action Regulations		Agreements
($ in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$87.8	68.8%	$10.2	8.0%	N/A	N/A	N/A	N/A
Service1st Bank	$36.3	31.0%	$9.4	8.0%	$11.7	10.0%	$14.1	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$87.4	68.4%	$5.1	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$35.9	30.6%	$4.7	4.0%	$7.0	6.0%	$—	N/A
Tier 1 capital (to average assets)
Consolidated	$87.4	30.5%	$11.5	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$35.9	18.1%	$7.9	4.0%	$9.9	5.0%	$19.8	10.0%

The Company did not have a bank subsidiary prior to October 28, 2010 and was not subject to any regulatory capital requirements. Accordingly, no presentation is being made for year-end 2009.

On September 1, 2010, Service1st, without admitting or denying any possible charges relating to the conduct of its banking operations, agreed with the FDIC and the Nevada FID to the issuance of a Consent Order. The Consent Order supersedes a Memorandum of Understanding entered into by Service1st with the FDIC and Nevada FID in May of 2009. Under the Consent Order, Service1st has agreed, among other things, to: (i) assess the qualification of, and have retained qualified, senior management commensurate with the size and risk profile of Service1st; (ii) maintain a Tier I leverage ratio at or above 8.5% and a total risk-based capital ratio at or above 12%; (iii) continue to maintain an adequate allowance for loan and lease losses; (iv) not pay any risk exposure to adversely classified assets; (vi) not extend any additional credit to any borrower whose loan has been classified as “substandard” or “doubtful” without prior approval from Service1st’s board of directors or loan committee; (vii) formulate and implement a plan to address profitability; and (x) not accept brokered deposits (which include deposits paying interest rates significantly higher than prevailing rates in Service1st’s market area) and reduce its reliance on existing brokered deposits, if any.

During the application process for the acquisition of Service1st by WLBC, we made a commitment to the FDIC to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013 or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada FID terminates.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 15.	COMMITMENTS AND CONTINGENCIES

Contingencies

In the normal course of business, the Company and its subsidiary bank are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the financial statements.

The Initial Stockholders have waived their right to receive distributions with respect to their Private Shares upon WLBC’s liquidation.

Pursuant to an employment agreement effective August 1, 2007 between WLBC and its former CEO, WLBC’s former CEO obtained an option to purchase 475,000 shares of Private Shares at the purchase price of $0.001 per share from WLBC’s sponsor and its affiliates, which option will vest on the date (the “Trigger Date”) that is one year after the closing of a qualifying Business Combination, but the vesting will occur only if the appreciation of the per share price of WLBC’s common stock is either (i) greater than 1x the Russell 2000 hurdle rate on the Trigger Date or (ii) exceeds the Russell 2000 hurdle rate for 20 consecutive trading days after the Trigger Date. The Russell hurdle rate means the Russell 2000 Index performance over the period between the completion of the Offering and the Trigger Date. The amount of the option was increased by the amount of shares equal to 10,000 shares for each $10,000,000 of gross proceeds from the exercise of the underwriter’s over-allotment option. As a result the option was increased to 495,000 shares due to the exercise of 1,948,850 Units of the underwriter’s over-allotment option.

WLBC determined that the fair value of the options on the date of grant, November 27, 2007 was $4,573,597. The fair value of the option is based on a Black-Scholes model using an expected life of three years, stock price of $9.25 per share, volatility of 33.7% and a risk-free interest rate of 4.98%. However, because shares of WLBC’s common stock did not have a trading history, the volatility assumption is based on information that was available to WLBC. WLBC believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of shares of WLBC’s common stock. In addition, WLBC believes a stock price of $9.25 per share is a fare assumption based on WLBC’s observation of market prices for comparable shares of common stock. This assumption is based on all comparable initial public offerings by blank check companies in 2007. The stock-based compensation expense will be recognized over the service period of 24 months. WLBC estimated the service period as the estimated time to complete a business combination. However, pursuant to a Settlement Agreement dated December 23, 2008, the options were deemed to be fully vested as of the effective date of the Settlement Agreement. As a result, the entire remaining compensation expense was recognized by WLBC on December 23, 2008. WLBC recognized $237,973 in stock-based compensation expense related to the options for the period from June 28, 2007 (inception) to December 31, 2007 $4,155,368 for the year ended December 31, 2008 and $0 for the year ended December 31, 2009. The Company also, as required under the terms of the Settlement Agreement, paid $247,917 in compensation expenses related to a severance payment to the former CEO during January, 2009.

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

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

Financial instruments with off-balance sheet risk

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

($ in 000’s)	2010

Unused lines of credit	$18,504
Standby letters of credit	$590

Unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The lines generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Service1st Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Service1st Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, undeveloped and developed land, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by Service1st Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Bank deems necessary. Generally, letters of credit issued have expiration dates within one year.

At year-end 2010, the majority of the unused lines of credit were at variable rates tied to various established indices, most lines contain floors that are currently in excess of the contractual rates.

The total liability for financial instruments with off-balance sheet risk as of December 31, 2010 is approximately $372,000

Lease commitments

The Company’s subsidiary bank leases premises and equipment under non-cancelable operating leases expiring through 2013. Generally, these leases contain 5-year renewal options. The following is a schedule of future minimum rental payments under these leases as of December 31, 2010:

($ in 000’s)

2011	$910
2012	742
2013	444

$2,096

Rent expense of approximately $114,000 included in occupancy expense for the year ended December 31, 2010.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

Concentrations

The Company grants commercial, construction, real estate, and consumer loans to customers. The Company’s business is concentrated in Nevada, and the loan portfolio includes significant credit exposure to the commercial real estate industry of this area. As of December 31, 2010, commercial real estate loans represent 51.8% of total loans. Owner-occupied commercial real estate loans represent 38% of commercial real estate loans. As of December 31, 2010, real estate-related loans accounted for approximately 66% of total loans.

The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk Service1st Bank is willing to take.

Lines of credit

The Company has lines of credit available from the FHLB and the FRB. Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. As of December 31, 2010, the Company had available credit with the FHLB and FRB of approximately $18.1 million and $4.4 million, respectively. As of December 31, 2010, the Company has no outstanding borrowings under these agreements.

NOTE 16.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Western Liberty Bancorp follows:

CONDENSED BALANCE SHEETS
December 31

	2010	2009
	($ in 000’s)

ASSETS
Cash and cash equivalents	$53,476	$87,969
Investment in banking subsidiaries	42,299	—
Other assets	162	551

Total assets	$95,937	$88,520

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$292	$628
Contingent consideration	1,816	—
Shareholders’ equity	93,829	87,892

Total liabilities and shareholders’ equity	$95,937	$88,520

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years ended December 31

	2010	2009	2008

Interest and other income	$8	$139	$5,691
Interest and other expense	7,844	15,037	7,244
Income (loss) before income tax and undistributed subsidiary income	(7,836)	(14,898)	(1,553)
Income tax expense (benefit)	—	—	—
Equity in undistributed subsidiary income	186	—	—

Net income (loss)	$(7,650)	$(14,898)	$1,553

Other comprehensive income	$—	$—	$—

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31

	2010	2009	2008

Cash flows from operating activities
Net (loss) income	$(7,650)	$(14,898)	$(1,552)
Adjustments:
Equity in undistributed subsidiary income	(186)	—	—
Stock-based compensation expense	1,771	869	4,625
Interest earned on cash held in trust	—	(86)	(5,664)
Change in other assets	389	(294)	—
Change in other liabilities	(365)	(54)	355
Accrued offering costs	—	—	499

Net cash from operating activities	(6,041)	(14,463)	2,735
Cash flows from investing activities
Cash withdrawn from trust account for working capital	—	316,778	4,100
Investments in subsidiaries	(25,000)	—	—

Net cash from investing activities	(25,000)	—	—
Cash flows from financing activities
Payment of redemption of common shares	—	(211,765)	—
Payment of underwriter’s discount and offering costs	—	(4,027)	—
Cash payment for warrant exchange	(2,884)	—	—
Redemption of dissenters shares	(567)	—
Cash payment for fractional shares	(1)	—

Net cash from financing activities	(3,452)	(215,792)	—

Net change in cash and cash equivalents	(34,493)	86,523	1,365
Beginning cash and cash equivalents	87,969	1,446	81

Ending cash and cash equivalents	$53,476	$87,969	$1,446

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 17.	EARNINGS PER SHARE

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

For the years ended December 31, 2010 2009 and 2008, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

($’s in 000s, except per share)	December 31, 2010	December 31, 2009	December 31, 2008

Numerator:
Net (loss) income available to common stockholders	$(7,650)	$(14,994)	$(1,998)
Denominator:
Weighted-average common shares outstanding	11,680,609	33,169,481	39,936,064
Dilutive effect of Restricted Stock Units, Warrants and Stock Options	—	—	—
Weighted-average common shares outstanding, assuming dilution	11,680,609	33,169,481	39,936,064
Net (loss) income per share
Basic	$(0.65)	$(0.45)	$(0.05)
Diluted	—	—	—

At December 31, 2010, the Company had 200,000 Restricted Stock Units, 194,098 shares of restricted stock, and 246,947 stock options outstanding. For the years ending December 31, 2010, 2009 and 2008, 42,834, 48,067,758 and 31,948,850 stock warrants were outstanding. Due to the net losses for the years ended December 31, 2010, 2009 and 2008, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 18.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

WLBC’s unaudited condensed quarterly financial information is as follows for the year ended December 31, 2010 and 2009:

($ in 000’s, except per share)	Quarter Ended
Year Ended December 31, 2010	December 31, 2010	Sept. 30, 2010		June 30, 2010	March 31, 2010

Net interest income	$3	$1		$2	$2
Operating expenses	5,025	(613	) (A)	1,676	1,756
Equity in undistributed earnings of subsidiary	186	—		—	—
Net (loss) income	$(4,836)	614		$(1,674)	$(1,754)
Net (loss) income per common share, basic	$(0.35)	$0.06		$(0.15)	$(0.16)
Net (loss) income per common share, diluted	$(0.35)	$0.01		$(0.15)	$(0.16)

(A)	For the quarter ended September 30, 2010, the Company reversed $1,850,000 of stock compensation expense (as more fully discussed in the September 30, 2010, Form 10-Q, Note 4) which offset the recorded other expenses of approximately $1,237,000. As a result of this reversal the Company reported a net profit of $614,000.

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Year Ended December 31, 2009
Operating Expenses	$(6,489)	$(5,064)	$2,563)	$(922)
Interest income	52	6	11	71
Net (loss) income for the period	$(6,437)	$(5,058)	$(2,552)	$(851)
Weighted average number of common shares outstanding not subject to possible redemption, basic	33,169,481	39,936,064	39,936,064	39,936,064
Weighted average number of common shares outstanding not subject to possible redemption, diluted	33,169,481	39,936,064	39,936,064	39,936,064
Net (loss) income per common share not subject to possible redemption, basic	$(0.19)	$(0.13)	$(0.06)	$(0.02)
Net income per common share not subject to possible redemption, diluted	$(0.19)	$(0.13)	$(0.06)	$(0.02)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Service1st Bank of Nevada

We have audited the accompanying balance sheet of Service1st Bank of Nevada (the Company) as of October 28, 2010 and the related statements of operations, stockholders’ equity and comprehensive loss and cash flows for period January 1, 2010 through October 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 28, 2010 and the results of its operations and its cash flows for period January 1, 2010 through October 28, 2010, in conformity with U.S. generally accepted accounting principles.

As described in Note 16, on October 28, 2010, the Company was acquired by Western Liberty Bancorp. These financial statements do not contain any fair value or other adjustments related to this acquisition.

/s/  Crowe Horwath LLP

Sherman Oaks, California
March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Service1st Bank of Nevada

We have audited the accompanying balance sheet of Service1st Bank of Nevada (a Nevada corporation) as of December 31, 2009, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended December 31, 2009, and December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Service1st Bank of Nevada as of December 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009, and December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  Grant Thornton LLP

Albuquerque, New Mexico
February 8, 2010

SERVICE1ST BANK OF NEVADA

BALANCE SHEETS

(In thousands, except for per share amounts)	October 28, 2010	December 31, 2009

Assets
Cash and due from banks	$10,164	$13,686
Interest-bearing deposits in banks	4,927	35,947

Cash and cash equivalents	15,091	49,633
Certificates of deposits	31,928	9,313
Securities, available for sale	2,850	7,434
Securities, held to maturity (fair value 2010: $7,842
and 2009: $10,677 )	7,582	10,201
Loans, net of allowance for loan losses 2010: $9,418 and
2009: $6,404	115,986	130,563
Premises and equipment, net	1,284	1,634
Accrued interest receivable	605	529
Other real estate owned	2,403	—
Other assets	2,227	2,453

Total assets	$179,956	$211,760

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$68,575	$56,463
Interest bearing:
Demand	29,018	25,094
Savings and money market	29,381	43,209
Time, $100 or more	30,204	54,316
Other time	4,888	6,238

Total deposits	162,066	185,320
Accrued interest payable and other liabilities	1,452	1,921

Total liabilities	163,518	187,241

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value: $.01; shares authorized: 25,000,000; shares issued: 50,811; and shares outstanding October 28, 2010 and December 31, 2009: 50,811 less 1,000 shares held in treasury	1	1
Additional paid-in capital	52,642	52,009
Accumulated deficit	(35,410)	(26,693)
Accumulated other comprehensive loss, net	(20)	(23)
Less cost of treasury stock, 1,000 shares	(775)	(775)

Total stockholders’ equity	16,438	24,519

Total liabilities and stockholders’ equity	$179,956	$211,760

The accompanying notes are an integral part of these financial statements.

SERVICE1ST BANK OF NEVADA

STATEMENTS OF OPERATIONS
FOR THE PERIOD JANUARY 1, 2010 THROUGH OCTOBER 28, 2010,
AND YEARS ENDED 2009 AND 2008

(In thousands, except for per share amounts)	2010	2009	2008

Interest and dividend income:
Loans, including fees	$5,801	$8,202	$7,837
Securities, taxable	472	646	355
Federal funds sold and other	347	195	305

Total interest and dividend income	6,620	9,043	8,497

Interest expense:
Deposits	1,147	2,663	1,963
Repurchase sweep agreements	—	13	59

Total interest expense	1,147	2,676	2,022

Net interest income	5,473	6,367	6,475
Provision for loan losses	6,329	15,666	3,670

Net interest (loss) income after provision for loan losses	(856)	(9,299)	2,805

Non-interest income:
Service charges	382	328	196
Loan and late fees	17	98	99
Gain on sale of securities	13	17	—
Other	95	71	46

	507	514	341

Non-interest expense:
Salaries and employee benefits	3,536	3,875	5,029
Occupancy, equipment and depreciation	1,360	1,673	1,664
Computer service charges	243	328	313
Professional fees	1,605	1,026	256
Advertising and business development	79	88	157
Insurance	705	500	145
Telephone	87	101	104
Stationery and supplies	26	32	45
Director fees	34	44	23
Loss on disposition of equipment	—	3	—
Other real estate owned	654	—	—
Provision for unfunded commitments	(471)	498	140
Other	510	425	387

	8,368	8,593	8,263

Net loss	$(8,717)	$(17,378)	$(5,117)

Loss per share:
Basic and diluted	$(175.00)	$(342.86)	$(100.70)

The accompanying notes are an integral part of these financial statements.

SERVICE1ST BANK OF NEVADA
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE PERIOD JANUARY 1, 2010 THROUGH OCTOBER 28, 2010,
AND YEARS ENDED DECEMBER 31, 2009 AND 2008

						Accumulated
				Additional		Other
	Comprehensive	Common Stock (Issued)		Paid-In	Accumulated	Comprehensive	Treasury Stock
(In thousands, except for per share amount)	Loss	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

Balance, January 1, 2008		50,811	$1	$51,207	$(4,198)	$—	—	$—	$47,010
Stock option expense		—	—	423	—	—	—	—	423
Net loss	$(5,117)	—	—	—	(5,117)	—	—	—	(5,117)

Balance, December 31, 2008	(5,117)	50,811	1	51,630	(9,315)	—	—	—	42,316

Stock option expense		—	—	379	—	—	—	—	379
Treasury stock transaction		—	—	—	—	—	1,000	(775)	(775)
Net loss	(17,378)	—	—	—	(17,378)	—	—	—	(17,378)
Unrealized Loss on securities available for sale, net of taxes	(23)	—	—	—	—	(23)	—	—	(23)

Balance, December 31, 2009	(17,401)	50,811	1	52,009	(26,693)	(23)	1,000	(775)	24,519

Stock option expense		—	—	633	—	—	—	—	633
Net loss	(8,717)	—	—	—	(8,717)	—	—	—	(8,717)
Unrealized Loss on securities available for sale, net of taxes	3	—	—	—	—	3	—	—	3

Balance, October 28, 2010	$(8,714)	50,811	$1	$52,642	$(35,410)	$(20)	1,000	$(775)	$16,438

The accompanying notes are an integral part of these financial statements.

SERVICE1ST BANK OF NEVADA

STATEMENTS OF CASH FLOWS
FOR THE PERIOD JANUARY 1, 2010 THROUGH OCTOBER 28, 2010,
AND YEARS ENDED 2009 AND 2008

(In thousands, except for per share amount)	2010	2009	2008

Cash Flows from Operating Activities:
Net loss	$(8,717)	$(17,378)	$(5,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of premises and equipment	422	633	598
Amortization of securities premiums/discounts, net	48	27	7
Provision for loan losses	6,329	15,666	3,670
Stock warrants and stock option expense	633	379	423
Loss on disposition of equipment	—	3	—
Gain on sale securities	(13)	(17)	—
Increase in accrued interest receivable	(76)	(98)	(48)
Decrease (increase) in other assets	231	(1,708)	(392)
(Decrease) increase in accrued interest payable and other liabilities	(469)	567	(14)

Net cash used in operating activities	(1,612)	(1,926)	(873)

Cash Flows from Investing Activities:
Purchases of certificates of deposit	(39,921)	(31,106)	—
Proceeds from certificates of deposit	17,306	21,793	—
Purchases of securities available for sale	(6,000)	(14,693)	—
Proceeds from sales of securities available for sale	4,000	6,994	—
Proceeds from maturities of securities available for sale	6,245	—	—
Proceeds from principal paydowns of securities available for sale	279	204	—
Purchase of securities held to maturity	—	(6,035)	(10,810)
Proceeds from maturities of securities held to maturity	2,497	7,098	6,171
Proceeds from sales of securities held to maturity	—	499	—
Proceeds from principal paydowns of securities held to maturity	145	—	—
Purchase of premises and equipment	(72)	(8)	(141)
Net decrease (increase) in loans	5,845	(12,670)	(49,453)

Net cash used in investing activities	(9,676)	(27,924)	(54,233)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(23,254)	75,429	28,554
Net (repayments) proceeds from repurchase sweep agreements	—	(5,933)	4,362

Net cash provided by financing activities	(23,254)	69,496	32,916

(Decrease) increase in cash and cash equivalents	(34,542)	39,646	(22,190)
Cash and cash equivalents, beginning	$49,633	$9,987	$32,177

Cash and cash equivalents, ending	$15,091	$49,633	$9,987

Supplementary cash flow information:
Interest paid on deposits and repurchase sweep agreements	$1,242	$2,662	$1,959

Supplemental disclosure of noncash operating and investing activities:
Principal paydowns on SBA loan pool securities reclassified to other assets	$3	$6	$5

Increases to premises and equipment funded by tenant allowances	$—	$—	$293

Treasury stock received in settlement of an impaired loan	$—	$775	$—

Transfers of loans to other real estate owned	$2,403	$—	$—

The accompanying notes are an integral part of these financial statements.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Service1st Bank of Nevada (the Bank) was formed on November 3, 2006 and commenced operations as a financial institution on January 16, 2007 when a state charter was received from the Nevada Financial Institutions Division (NFID) and federal deposit insurance was granted by the Federal Deposit Insurance Corporation (FDIC). The Bank is under the supervision of and subject to regulation and examination by the NFID and the FDIC.

The Bank has two branches located in Las Vegas, Nevada, which accept deposits and grant loans to customers. The Bank’s loan portfolio contains primarily commercial and real estate loans concentrated in Nevada. Segment information is not presented since all of the Bank’s results are attributed to Service1st Bank of Nevada.

On October 28, 2010, Western Liberty Bancorp (WLBC) consummated its acquisition (the “Acquisition”) of the Bank, a Nevada-chartered non-member bank pursuant to a Merger Agreement (the “Merger Agreement”), dated as of November 6, 2009, as amended by a First Amendment to the Merger Agreement, dated as of June 21, 2010 (“Amendment No. 1” and, together with the Merger Agreement, the “Amended Merger Agreement”), each among WL-S1 Interim Bank, a Nevada corporation and wholly-owned subsidiary of WLBC (“Acquisition Sub”), the Bank and Curtis W. Anderson, as representative of the former stockholders of the Bank. Pursuant to the Amended Merger Agreement, Acquisition Sub merged with and into the Bank, with the Bank being the surviving entity and becoming WLBC’s wholly-owned subsidiary. WLBC previously received the requisite approvals of certain bank regulatory authorities to complete the Acquisition to become a bank holding company.

The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and general practice in the banking industry. A summary of the significant accounting policies used by the Bank is as follows:

Use of estimates in the preparation of financial statements

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses, deferred tax assets, and the value of other real estate owned.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), federal funds sold, and interest-bearing deposits in banks with original maturities of 90 days or less. Cash flows from loans originated by the Bank and deposits are reported net.

The Bank is required to maintain balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $5.3 million and $3.0 million as of October 28, 2010 and December 31, 2009, respectively.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Certificates of deposit

The Bank invests in institutional certificates of deposits in addition to selling overnight federal funds. The Bank’s certificates of deposit do not exceed the FDIC insured limit at any one institution. The terms of the Bank’s certificates of deposit do not exceed one year.

Securities

Securities classified as available for sale are debt securities the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income (loss). Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. These securities are carried at amortized cost, adjusted for amortization of premium and accretion of discount computed by the interest method over the contractual lives. The sale of a security within three months of its maturity date or after at least 85% of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure. Purchase premiums and discounts are generally recognized in interest income using the effective yield method over the term of the securities.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) the impact of changes in market interest rates, 4) the intent of the Bank to sell a security, and 5) whether it is more likely than not the Bank will have to sell the security before recovery of its cost basis.

If the Bank intends to sell an impaired security, the Bank records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but the Bank does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

Loans

Loans are stated at the amount of unpaid principal, reduced by unearned net loan fees and allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience of the Bank and peer bank historical loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem credits, peer bank information, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Bank’s loan portfolio in real estate-secured loans, the value of collateral is heavily dependent on real estate values in Southern Nevada. This evaluation is

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

inherently subjective and future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state banking regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience of the Bank and peer bank historical loss experience, adjusted for qualitative and environmental factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans that are over $250,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Interest and fees on loans

Interest on loans is recognized over the terms of the loans and is calculated using the effective interest method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due.

The Bank determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection.

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment to the related loan’s yield. The Bank is generally amortizing these amounts over the contractual life of the loan. Commitment fees, based upon a percentage of a customer’s unused line of credit, and fees related to standby letters of credit are recognized over the commitment period.

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Bank’s transfers of financial assets consist solely of loan participations.

Advertising costs

Advertising costs are expensed as incurred.

Foreclosed assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements. Depreciation and amortization is computed using the following estimated lives:

Years

Furniture and fixtures	7 - 10
Equipment and vehicles	3 - 5
Leasehold improvements	5 - 10

Other assets

Other assets are comprised primarily of Federal Home Loan Bank (FHLB) stock and prepaid expenses.

Prepaid expenses are amortized over the terms of the agreements. The Bank had approximately $1.1 million and $1.4 million of prepayments relating to three years of FDIC assessments as of October 28, 2010, and December 31, 2009 that were prepaid on December 31, 2009.

The Bank, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB of an amount pursuant to the agreement with the FHLB. These investments are recorded at cost since no ready market exists for them, and they have no quoted market value. As of October 28, 2010 and December 31, 2009, the Bank’s investment in the FHLB was $658,000 and $487,000, respectively, and is included in other assets.

The Bank views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate recovery of the par value

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

rather than recognizing temporary declines in values. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; (2) impact of legislative and regulatory changes on the FHLB; and (3) the liquidity position of the FHLB. The FHLB of San Francisco’s capital ratios exceeded the required ratios as of September 30, 2010 and the Bank does not believe that its investment in the FHLB is impaired as of this date. However, this estimate could change in the near term as a result of any of the following events: (1) significant OTTI losses are incurred on the mortgage-backed securities (MBS) portfolio of the FHLB of San Francisco causing a significant decline in the FHLB’s regulatory capital ratios; (2) the economic losses resulting from credit deterioration on the MBS increases significantly; and (3) capital preservation strategies being utilized by the FHLB become ineffective.

Income taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Stock compensation plans

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Bank’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Off-balance sheet instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financing instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net loss, are components of comprehensive loss. Gains and losses on available for sale securities are reclassified to net loss as the gains or losses are realized upon sale of the securities. OTTI impairment charges are reclassified to net income at the time of the charge.

Fair value measurement

For assets and liabilities recorded at fair value, it is the Bank’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Fair value measurements for assets and liabilities, where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The Bank utilizes fair value measurements to determine fair value disclosures and certain assets recorded at fair value on a recurring and nonrecurring basis. See Notes 2 and 14.

Fair values of financial instruments

The Bank discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction as of October 28, 2010 and December 31, 2009. The estimated fair value amounts as of October 28, 2010 and December 31, 2009 have been measured as of that date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the estimated fair values of these financial statements subsequent to the reporting date may be different than the amounts reported as of October 28, 2010 and December 31, 2009.

The information in Note 14 should not be interpreted as an estimate of the fair value of the entire Bank since a fair value calculation is only required for a limited portion of the Bank’s assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Bank’s disclosures and those of other companies or banks may not be meaningful.

Certificates of deposit

The carrying amounts reported in the balance sheet for certificates of deposit approximate their fair value as the terms on the certificates of deposits do not exceed one year.

Securities

Fair values for securities are based on quoted market prices where available or on quoted market prices for similar securities in the absence of quoted prices on the specific security.

Loans

For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprise approximately 58% and 73% of the loan portfolio as of October 28, 2010 and December 31, 2009, respectively. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the repricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

Impaired loans

The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance for probable losses represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investment in such loans.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accrued interest receivable and payable

The carrying amounts reported in the balance sheet for accrued interest receivable and payable approximate their fair value.

Restricted stock

The Bank is a member of the FHLB system and maintains an investment in capital stock of the FHLB of an amount pursuant to the agreement with the FHLB. This investment is carried at cost since no ready market exists, and there is no quoted market value.

Deposit liabilities

The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (carrying amount). The carrying amount for variable-rate deposit accounts approximates their fair value. Fair value of fixed-rate certificates of deposit is estimated based on current market rates offered in the local market as well as the Bank’s current rates for certificates of deposit with similar terms.

Off-balance sheet instruments

Fair values for the Bank’s off-balance sheet instruments, lending commitments and standby letters of credit, are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Loss per share

Diluted earnings per share is based on the weighted average outstanding common shares (excluding treasury shares, if any) during each year, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the year.

Basic and diluted loss per share, based on the weighted average outstanding shares, are summarized as follows:

	For the Period
	January 1, 2010
	through October
	28, 2010	Year Ended December 31,
($ in 000’s, except for per share amounts)	2010	2009	2008

Basic and diluted:
Net loss applicable to common stock	$(8,717)	$(17,378)	$(5,117)
Weighted average common shares outstanding	49,811	50,683	50,811

Loss per share	$(175.00)	$(342.86)	$(100.70)

Due to the Bank’s historical net losses, all of the Bank’s stock based awards are considered anti-dilutive, and accordingly, basic and diluted loss per share is the same.

Reclassifications

Certain amounts in the financial statements and related disclosures as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been reclassified to conform to the current presentation.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

New authoritative accounting guidance concerning fair value measurements and disclosures, amends prior accounting guidance to amend and expand disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The new authoritative accounting guidance became effective for the Bank on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The new required disclosures are included in Note 2 — Fair Value Accounting.

New authoritative accounting guidance concerning transfers and servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance became effective January 1, 2010, and did not have a significant impact on the Bank’s financial statements.

New authoritative accounting guidance concerning receivables, amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (Allowance). The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in troubled debt restructuring. The provisions of the new authoritative guidance will be effective in the reporting period ending December 31, 2010. The new authoritative guidance amends only the disclosure requirements for loans and leases and the Allowance; the adoption will have no impact on the Bank’s statements of income and condition.

NOTE 2.	FAIR VALUE ACCOUNTING

The Bank uses a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;

Level 3 — Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Fair value on a recurring basis

Financial assets measured at fair value on a recurring basis include the following:

Securities available for sale.  Securities reported as available for sale are reported at fair value utilizing Level 2 inputs. For these securities the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

	Fair Value Measurements at October 28, 2010:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in 000’s)	Total	(Level 1)	(Level 2)	(Level 3)

Securities available for sale
US Agency Securities — GSE	$1,002	$—	$1,002	$—
Collateralized Mortgage Obligation Securities	1,848	—	1,848	—

	$2,850	$—	$2,850	$—

There were no significant transfers between Level 1 and Level 2 during the period January 1, 2010 through October 28, 2010.

	Fair Value Measurements at December 31, 2009:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in 000’s)	Total	(Level 1)	(Level 2)	(Level 3)

Securities available for sale
US Agency Securities — GSE	$5,229	$—	$5,229	$—
Collateralized Mortgage Obligation Securities	2,205	—	2,205	—

	$7,434	$—	$7,434	$—

Fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the fair value hierarchy.

	Fair Value Measurements at October 28, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in 000’s)	Total	(Level 1)	(Level 2)	(Level 3)

Impaired Loans
Construction, land development, and other land loans	$3,958	$—	$—	$3,958
Commercial real estate	4,844	—	—	4,844
Residential real estate	2,764	—	—	2,764
Other real estate owned	1,778	—	—	1,778

	$13,344	$—	$—	$13,344

Fair Value Measurements at December 31, 2009
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in 000’s)	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,959	—	—	$6,959

Impaired loans.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Accordingly, the resulting fair value measurement has been categorized as a Level 3 measurement.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $13.3 million, with a valuation allowance of $1.7 million at October 28, 2010, resulting in an additional provision for loan losses of $820,000 for the period January 1, 2010 through October 28, 2010. At December 31, 2009, impaired loans had a principal balance of $7.8 million, with a valuation allowance of $841,000 resulting in an additional provision for loan losses of $841,000 for the year ended December 31, 2009.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $1.8 million, which is made up of the outstanding balance of $1.8 million, net of a valuation allowance of $0 at October 28, 2010. The Bank took an impairment charge of $617,000 for the period January 1, 2010 through October 28, 2010. At December 31, 2009 the Bank had no other real estate owned.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3.	SECURITIES

Carrying amounts and fair values of investment securities as of October 28, 2010 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
($ in 000’s)	Amortized Cost	Gains	Losses	Fair Value

Securities Available for Sale
U.S. Agencies — GSE	$1,002	$—	$—	$1,002
Collateralized Mortgage Obligation Securities	1,868	—	(20)	1,848

	$2,870	$—	$(20)	$2,850

		Gross	Gross
		Unrecognized	Unrecognized
($ in 000’s)	Amortized Cost	Gains	Losses	Fair Value

Securities Held to Maturity
Corporate Debt Securities	$6,924	$256	$—	$7,180
Small Business Administration Loan Pools	658	4	—	662

	$7,582	$260	$—	$7,842

Carrying amounts and fair values of investment securities as of December 31, 2009 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
($ in 000’s)	Amortized Cost	Gains	Losses	Fair Value

Securities Available for Sale
U.S. Agencies — GSE	$5,248	$—	$(19)	$5,229
Collateralized Mortgage Obligation Securities	2,209	—	(4)	2,205

	$7,457	$—	$(23)	$7,434

		Gross	Gross
		Unrecognized	Unrecognized
($ in 000’s)	Amortized Cost	Gains	Losses	Fair Value

Securities Held to Maturity
U.S. Agencies — GSE	$997	$3	$—	$1,000
Corporate Debt Securities	8,390	477	—	8,867
Small Business Administration Loan Pools	814	—	(4)	810

	$10,201	$480	$(4)	$10,677

As of October 28, 2010 and the year ended December 31, 2009, proceeds from sales of available-for-sale securities were $4.0 million and $7.0 million, respectively. Gross realized gains from sales for the period January 1, 2010 through October 28, 2010 and the years ended December 31, 2009 and 2008, were $13,000, $3,000, and $0, respectively. There were no gross realized losses on available-for-sale securities for the period January 1, 2010 through October 28, 2010 and the years ended December 31, 2009 and 2008.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2009, the Bank had net realized gains on the sale of securities of approximately $17,000. Of this gain, $14,000 related to a sale of a security with a carrying value of approximately $479,000 that was classified as held-to-maturity (HTM). Management sold this HTM security as a result of a decline in the issuer’s creditworthiness. Specifically, the issuer’s credit rating declined to below investment grade. There were no realized losses on held-to-maturity securities in 2010, 2009, and 2008.

Securities with carrying amounts of approximately $6.9 million and $9.4 million as of October 28, 2010 and December 31, 2009, respectively, were pledged for various purposes as required or permitted by law.

Information pertaining to securities with gross losses at October 28, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

2010
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
($ in 000’s)	(Losses)	Fair Value	(Losses)	Fair Value

Securities Available for Sale
U.S Agencies — GSE	$—	$—	$—	$—
Collateralized Mortgage Obligations Securities	(20)	1,848	—	—

	$(20)	$1,848	$—	$—

Securities Held to Maturity
Corporate Debt Securities	$—	$—	$—	$—
Small Business Administration Loan Pools	—	—	—	—

	$—	$—	$—	$—

	2009
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
($ in 000’s)	(Losses)	Fair Value	(Losses)	Fair Value

Securities Available for Sale
U.S Agencies — GSE	$(19)	$5,229	$—	$—
Collateralized Mortgage Obligations Securities	(4)	2,205	—	—

	$(23)	$7,434	$—	$—

Securities Held to Maturity
U.S Agencies — GSE	$—	$—	$—	$—
Corporate Debt Securities	—	—	—	—
Small Business Administration Loan Pools	—	—	(4)	765

	$—	$—	$(4)	$765

As of October 28, 2010, five debt securities have unrealized losses with aggregate degradation of approximately 1% from the Bank’s amortized costs basis. These unrealized losses totaling approximately $20,000 relate primarily to fluctuations in the current interest rate environment and other factors, but do not presently represent realized losses. As of October 28, 2010 there are no securities that have been determined to be OTTI.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of securities as of October 28, 2010 by contractual maturities are shown below. The maturities of small business administration loan pools may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties; therefore, these securities are listed separately in the maturity summary.

	Amortized	Fair
($ in 000’s)	Cost	Value

Securities available for sale
Due in one year or less	$993	$978
Due after one year through five years	1,877	1,872

	$2,870	$2,850

	Amortized	Fair
($ in 000’s)	Cost	Value

Securities held to maturity
Due in one year or less	$3,998	$4,027
Due after one year through five years	2,926	3,153
Small Business Administration Loan Pools	658	662

	$7,582	$7,842

NOTE 4.	LOANS

The components of the Bank’s loan portfolio as of October 28 and December 31 are as follows:

($ in 000’s)	2010	2009

Construction, land development, and other land loans	$9,225	$20,279
Commercial real estate	62,963	68,523
Residential real estate	10,282	1,367
Commercial and industrial	42,778	46,470
Consumer	136	342
Less: net deferred loan fees	20	(14)

	125,404	136,967
Less: allowance for loan losses	(9,418)	(6,404)

	$115,986	$130,563

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Information about impaired and non-accrual loans as of and for the periods ended October 28 and December 31 is as follows:

($ in 000’s)	2010	2009

Impaired loans without a valuation allowance	$9,269	$6,528
Impaired loans with a valuation allowance	$17,631	$2,828

Total impaired loans	$26,900	$9,356

Related allowance for loan losses on impaired loans	$5,493	$841

Total non-accrual loans	$20,327	$7,799

Loans past due 90 days or more and still accruing	$—	$—

($ in 000’s)	2010	2009	2008

Average balance during the year on impaired loans	$28,943	$14,939	$2,001

Interest income recognized on impaired loans	$147	$103	$—

Interest income recognized on cash basis	$—	$—	$—

As of October 28, 2010, approximately 71% of the Bank’s impaired loans are real estate-secured loans. As of October 28, 2010, approximately $9.3 million of the Bank’s impaired loans do not have any specific valuation allowance. However, impaired loans as of October 28, 2010 are net of partial charge-offs of approximately $7.3 million. The Bank experienced significant declines in current valuations for real estate supporting its loan collateral in 2010. If real estate values continue to decline and as updated appraisals are received, the Bank may have to increase its allowance for loan losses appropriately. The Bank has allocated $1.3 million and $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of October 28, 2010 and December 31, 2009, respectively.

At October 28, 2010 and December 31, 2009, the Bank was not committed to lend additional funds on these impaired loans or loans that have been classified as troubled debt restructurings.

Changes in the allowance for loan losses for the periods ended October 28 and December 31 are as follows:

($ in 000’s)	2010	2009	2008

Balance, beginning	$6,404	$2,883	$922
Provisions charged to operating expense	6,329	15,666	3,670
Recoveries of amounts charged off	615	9	3
Less amounts charged off	(3,930)	(12,154)	(1,712)

Balance, ending	$9,418	$6,404	$2,883

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5.	PREMISES AND EQUIPMENT

The major classes of premises and equipment and the total accumulated depreciation and amortization as of October 28 and December 31 are as follows:

($ in 000’s)	2010	2009

Leasehold improvements	$1,733	$1,733
Equipment	885	813
Furniture and fixtures	612	612
Vehicles	56	56

	3,286	3,214
Less: accumulated depreciation and amortization	(2,002)	(1,580)

	$1,284	$1,634

Depreciation expense for the period January 1, 2010 through October 28, 2010, and the periods ended December 31, 2009, and 2008 was approximately $422,000, $633,000, and $598,000, respectively.

NOTE 6.	INCOME TAX MATTERS

The Bank files income tax returns in the U.S. federal jurisdiction. ASC 740, Income taxes, was amended to clarify the accounting and disclosure for uncertain tax positions as defined. The Bank is subject to the provisions of this updated guidance effective as of January 1, 2009, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Bank identified its federal tax return as “major” tax jurisdictions, as defined. The periods subject to examination for the Bank’s federal tax return are 2007, 2008, and 2009. The Bank believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to applicable guidance. In addition, the Bank did not record a cumulative effect adjustment related to the adoption of this amended guidance.

The Bank may from time to time be assessed interest or penalties by tax jurisdictions, although the Bank has had no such assessments historically. The Bank’s policy is to include interest and penalties related to income taxes as a component of income tax expense.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The cumulative tax effects of the primary temporary differences as of October 28 and December 31 are as follows:

($ in 000’s)	2010	2009

Deferred tax assets:
Net operating loss carryforward	$7,287	$7,453
Organization costs	313	337
Allowance for loan losses and unfunded commitments	2,393	675
Stock warrants and stock options	333	242
Accrued expenses	646	303
Other	74	89

	11,046	9,099
Deferred tax liabilities:
Prepaid loan fees	(96)	(109)
Deferred loan costs	(114)	(114)

Net deferred tax asset	10,836	8,876
Valuation allowance	(10,836)	(8,876)

	$—	$—

As of October 28, 2010 and December 31, 2009, a valuation allowance for the entire net deferred tax asset is considered necessary as the Bank has determined that it is not more likely than not that the deferred tax assets will be realized. Due to the Bank incurring operating losses, no provision for income taxes has been recorded for the period January 1, 2010 through October 28, 2010 and the periods ended December 31, 2009 and 2008. Federal operating loss carryforwards totals approximately $21.4 million and begin to expire in 2027.

For the period January 1, 2010 through October 28, 2010 and the years ended December 31, 2009 and 2008, the components of income tax benefit consist of the following:

($ in 000’s)	2010	2009	2008

Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—
Deferred:
Federal	1,960	5,821	1,656
State	—	—	—

	1,960	5,821	1,656
Less valuation allowance	(1,960)	(5,821)	(1,656)

Income tax benefit	$—	$—	$—

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows:

($ in 000’s)	2010	2009	2008

Computed expected tax (benefit)	$(2,964)	$(6,082)	$(1,790)
Nondeductible expenses	588	100	111
Other	416	161	23
Deferred tax asset valuation allowance	1,960	5,821	1,656

	$—	$—	$—

Internal Revenue Code section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Accordingly, utilization of net operating loss carry forwards may be subject to an annual limitation regarding their utilization against future taxable income upon change in control.

NOTE 7.	DEPOSITS

As of October 28, 2010 and December 31, 2009, all time deposits are scheduled to mature within one year.

As of October 28, 2010, the Bank had two deposit customers with demand deposits equal to 21% of total deposits. One of the deposit customers is a trust company with $24.9 million in demand deposits as of October 28,2010 and the second depositor had demand deposits totaling $8.5 million at the same date.

None of the time certificates are brokered deposits as of December 31, 2010. However, in October 2010, Service1st Bank was notified by the FDIC and Nevada Financial Institutions Division that a legal determination was made that a NOW account owned by a trust company customer with $24.9 million in demand deposits as of October 28, 2010 was deemed to be a brokered deposit. Consistent with the September 1, 2010 Consent Order which restricts the bank’s use of brokered deposits, the bank was given a date of December 31, 2010 to divest of these funds. Working in concert with the customer and bank regulators, the subject account was changed from a NOW account to a noninterest bearing account on January 1, 2011 and on January 4, 2011 the account in the amount of approximately $23.5 million was wired to another financial institution. Both regulatory agencies were notified of the planned disposition of the account and neither agency objected to the plan to divest the account.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Contingencies

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the financial statements.

Financial instruments with off-balance sheet risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Bank

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of October 28 and December 31 is as follows:

($ in 000’s)	2010	2009

Unfunded commitments under lines of credit	$15,965	$25,035
Standby letters of credit	695	1,408

	$16,660	$26,443

Unfunded commitments under commercial and commercial real estate lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit may or may not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Bank deems necessary. Essentially all letters of credit issued have expiration dates within one year.

The total liability for financial instruments with off-balance sheet risk as of October 28, 2010 and December 31, 2009 is approximately $348,000 and $819,000, respectively.

Lease commitments

The Bank leases premises and equipment under non-cancelable operating leases expiring through 2013. Generally, these leases contain 5-year renewal options. The following is a schedule of future minimum rental payments under these leases as of October 28, 2010:

($ in 000’s)

2010	$149
2011	910
2012	742
2013	444

$2,245

Rent expense of approximately $653,000, $740,000, and $720,000 is included in occupancy expense for the period January 1, 2010 through October 28, 2010, and the periods ended December 31, 2009, and 2008, respectively.

Concentrations

The Bank grants commercial, construction, real estate, and consumer loans to customers. The Bank’s business is concentrated in Nevada, and the loan portfolio includes significant credit exposure to the commercial real estate industry of this area. As of October 28, 2010, commercial real estate loans represent 50% of total loans. Owner-occupied commercial real estate loans represent 38% of commercial real estate loans. As of October 28, 2010 and December 31, 2009, real estate-related loans accounted for approximately 66% and 66%, respectively, of total loans.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Bank’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Bank is willing to take.

Lines of credit

The Bank has lines of credit available from the FHLB and the FRB. Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. As of October 28, 2010, the Bank had available credit with the FHLB and FRB of approximately $18.1 million and $4.4 million, respectively. As of October 28, 2010 and December 31, 2009, the Bank has no outstanding borrowings under these agreements.

NOTE 9.	STOCK AWARDS

During April 2007, the stockholders of the Bank approved the 2007 Stock Option Plan (the Plan). The Plan gives the Board of Directors the authority to grant up to 10,000 stock options. Stock awards available to grant as of October 28, 2010 are 4,811. The maximum contractual term for options granted under the Plan is 10 years. Generally, stock options granted have vesting period of 3 to 5 years. The fair value of shares at the date of grant is determined by the Board of Directors. The fair value of each stock award is estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of a similar bank that has traded at least as long as the expected life of the Bank’s stock-based awards. The Bank estimates the life of the awards by calculating the average of the vesting period and the contractual life. The risk-free rate for periods within the contractual life of the awards is based on the U.S. Treasury yield for debt instruments with maturities similar to the expected life of the awards. The dividends rate assumption of zero is based on management’s inability to pay dividends for the foreseeable future.

A summary of the assumptions used in calculating the fair value of awards during the years ended December 31, 2009 and 2008 follows:

	January 14,	April 17,	August 11,
	2009 Stock	2008 Stock	2008 Stock
	Option Grants	Option Grants	Option Grants

Expected life in years	7.5	7.5	7.5
Risk-free interest rate	1.72%	3.27%	3.57%
Dividends rate	0.00%	0.00%	0.00%
Volatility	80.20%	35.54%	44.21%
Fair value per award	$745.03	$450.61	$523.04

A summary of stock award activity as of October 28, 2010 and changes during the period January 1, 2010 through October 28, 2010 is presented below:

	Stock Warrants		Stock Options
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2010	900	$1,000	6,034	$1,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	(845)	1,000

Outstanding, October 28, 2010	900	$1,000	5,189	$1,000

Exercisable, end of period	900	$1,000	3,101	$1,000

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of stock award activity as of December 31, 2009 and changes during the year then ended is presented below:

	Stock Warrants		Stock Options
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2009	900	$1,000	6,381	$1,000
Granted	—	—	76	1,000
Exercised	—	—	—	—
Forfeited or expired	—	—	(423)	1,000

Outstanding, December 31, 2009	900	$1,000	6,034	$1,000

Exercisable, end of period	900	$1,000	1,634	$1,000

A summary of stock award activity as of December 31, 2008 and changes during the year then ended is presented below:

	Stock Warrants		Stock Options
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2008	900	$1,000	3,710	$1,000
Granted	—	—	3,842	1,000
Exercised	—	—	—	—
Forfeited or expired	—	—	(1,171)	1,000

Outstanding, December 31, 2008	900	$1,000	6,381	$1,000

Exercisable, end of period	900	$1,000	576	$1,000

As of October 28, 2010 and December 31, 2009, the weighted average remaining contractual terms of outstanding stock warrants are approximately 1.2 and 2.0 years, respectively. The weighted average contractual terms of vested stock warrants are 1.2 and 2.0, respectively. As of October 28, 2010 and December 31, 2009, the aggregate intrinsic value of outstanding and vested stock warrants is $0 and $0, respectively.

As of October 28, 2010 and 2008, the weighted average remaining contractual terms of outstanding stock options are 6.7 and 7.5 years, respectively. The weighted average contractual terms of vested stock options are 3.9 and 7.2 years, respectively. As of October 28, 2010 and December 31, 2009, the aggregate intrinsic value of outstanding and vested stock options is $0 and $0, respectively.

For stock options granted under the Plan as of October 28, 2010 and December 31, 2009, there is approximately $860,000 and $1.7 million, respectively, of total unrecognized compensation cost related to non-vested stock award compensation. That cost is expected to be recognized over a weighted average period of 2.0 and 2.8 years, respectively.

Stock-based compensation expense is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Bank estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was approximately $633,000, $379,000, and $423,000 for the period January 1, 2010 through October 28, 2010, and the periods ended December 31, 2009, and 2008, respectively.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 10.	REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve qualitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of October 28, 2010 and December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of October 28, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank cannot be considered well capitalized for prompt corrective action while under the Consent Order.

On September 1, 2010, the Bank, without admitting or denying any possible charges relating to the conduct of its banking operations, agreed with the FDIC and the Nevada FID to the issuance of a Consent Order. The Consent Order supersedes a Memorandum of Understanding entered into by the Bank with the FDIC and Nevada, FID in May of 2009. Under the Consent Order, the Bank has agreed, among other things, to: (i) assess the qualification of, and have retained qualified, senior management commensurate with the size and risk profile of the Bank; (ii) maintain a Tier I leverage ratio at or above 8.5% and a total risk-based capital ratio at or above 12%; (iii) continue to maintain an adequate allowance for loan and lease losses; (iv) not pay any risk exposure to adversely classified assets; (vi) not extend any additional credit to any borrower whose loan has been classified as “substandard” or “doubtful” without prior approval from the Bank’s board of directors or loan committee; (vii) formulate and implement a plan to address profitability; and (x) not accept brokered deposits (which include deposits paying interest rates significantly higher than prevailing rates in the Bank’s market area) and reduce its reliance on existing brokered deposits, if any.

	October 28, 2010
			For Capital				Required Under
	Actual		Adequacy Purposes		To Be Well Capitalized		Regulatory Agreements
($ in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)	$18,164	14.1%	$10,319	8.0%	$12,899	10.0%	$15,479	12.0%
Tier 1 Capital (to Risk- Weighted Assets)	16,451	12.8%	5,160	4.0%	7,739	6.0%	—	N/A
Tier 1 Capital (to Average Assets)	16,451	8.7%	7,548	4.0%	9,435	5.0%	16,040	8.5%

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
			For Capital				Required Under
	Actual		Adequacy Purposes		To Be Well Capitalized		Regulatory Agreements
($ in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)	$26,493	17.6%	$12,061	8.0%	$15,077	10.0%	$—	N/A
Tier 1 Capital (to Risk- Weighted Assets)	24,542	16.3%	6,031	4.0%	9,046	6.0%	—	N/A
Tier 1 Capital (to Average Assets)	24,542	11.0%	8,961	4.0%	11,202	5.0%	17,923	8.0%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Bank because such regulations require the sum of the Bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $10.2 million and $11.2 million of the Bank’s stockholders’ equity is restricted as of October 28, 2010 and December 31, 2009, respectively.

NOTE 11.	EMPLOYEE BENEFIT PLAN

The Bank has a qualified 401(k) employee benefit plan for all eligible employees. Participants under 50 years of age are able to defer up to $16,500 of their annual compensation, while participants 50 years of age and over are able to defer up to $22,000 of their annual compensation. Under the terms of the plan, the Bank may not make matching contributions.

NOTE 12.	TRANSACTIONS WITH RELATED PARTIES

Principal stockholders of the Bank and officers and directors, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of, and had other transactions with, the Bank in the ordinary course of business. In management’s opinion, these loans and transactions are on the same terms as those for comparable loans and transactions with unrelated parties. The aggregate activity in such loans for the period January 1, 2010 through October 28 2010, and the period ended December 31 is as follows:

($ in 000’s)	2010	2009

Balance, beginning	$6,626	$14,788
New loans	455	770
Repayments	(862)	(2,468)
Other Changes	—	(6,464)

Balance, ending	$6,219	$6,626

The Bank had approximately $6.5 million in outstanding balances with a related party as of December 31, 2008. The related party resigned from director service with the Bank during 2009. As a result, this credit has been removed from the outstanding balance and is reflected in “Other Changes” in the above related party table.

The Bank had one related party credit that was placed on a non-accrual status in March of 2010. The outstanding balance on the credit was approximately $3.8 million with an impairment reserve of approximately $1.5 million as of October 28, 2010.

Total loan commitments outstanding with related parties total approximately $2.6 million and $1.4 million as of October 28, 2010 and December 31, 2009, respectively.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13.	STOCKHOLDERS’ EQUITY

The Bank is authorized to issue only one class of stock, which is designated as Common Stock. The total number of shares the Bank is authorized to issue is 25 million, and the par value of each share is one penny ($0.01).

Treasury Stock

In September 2009, the Bank received 1,000 shares of the Bank’s own stock in settlement of an impaired loan. The outstanding loan balance at the time of receipt of the stock was approximately $988,000 of which approximately $213,000 was charged to the allowance for loan and lease loss and the balance was satisfied with receipt of the stock. The stock was recorded at $775,000 based on the Bank’s estimated fair value of the Bank’s common stock at that time.

NOTE 14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Bank’s financial statements as of October 28, and December 31 is as follows:

	2010		2009
	Carrying		Carrying
($ in 000’s)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$10,164	$10,164	$13,686	$13,686
Interest-bearing deposits in banks	4,927	4,927	35,947	35,947
Certificates of deposits	31,928	31,928	9,313	9,313
Restricted Stock	658	N/A	487	487
Securities available for sale	2,850	2,850	7,434	7,434
Securities held to maturity	7,582	7,842	10,201	10,677
Loans, net	115,986	109,589	130,563	127,148
Accrued interest receivable	605	605	529	529
Financial liabilities:
Deposits	162,066	162,112	185,320	185,320
Accrued interest payable	44	44	139	139

Fair Value of Commitments

The estimated fair value of the standby letters of credit at October 28, 2010 and December 31, 2009 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at October 28, 2010 and December 31, 2009.

Interest Rate Risk

The Bank assumes interest rate risk (the risk to the Bank’s earnings and capital from changes in interest rate levels) as a result of its normal operations. As a result, the fair values of the Bank’s financial instruments as well as its future net interest income will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 15.	QUARTERLY DATA (UNAUDITED)

	2010
Period Ended October 28		Third	Second	First
($ in 000’s, except for per share amounts)	October	Quarter	Quarter	Quarter

Interest and dividend income	$603	$1,862	$1,947	$2,207
Interest expense	64	286	380	417

Net interest income	539	1,576	1,567	1,790
Provision for loan loss	991	707	1,713	1,518

Net interest income (loss) after provisions for loan losses	(452)	869	(146)	272
Noninterest income	41	160	156	150
Noninterest expenses	1,447	2,445	2,236	2,239

Net Loss	$(1,858)	$(1,416)	$(2,226)	$(1,817)

Earnings (loss) per share:

Basic and Diluted	$(37.30)	$(28.43)	$(44.69)	$(36.48)

	2009
Year Ended December 31	Fourth	Third	Second	First
($ in 000’s, except for per share amounts)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$2,200	$2,237	$2,296	$2,310
Interest expense	558	752	738	628

Net interest income	1,642	1,485	1,558	1,682
Provision for loan loss	11,274	3,428	365	598

Net interest income (loss) after provisions for loan losses	(9,632)	(1,943)	1,193	1,084
Noninterest income	222	127	86	79
Noninterest expenses	2,943	1,990	1,826	1,834

Net Loss	$(12,353)	$(3,806)	$(547)	$(671)

Earnings (loss) per share:
Basic and Diluted	$(243.74)	$(75.09)	$(10.79)	$(13.24)

NOTE 16	SUBSEQUENT EVENTS

On October 28, 2010, Western Liberty Bancorp (WLBC) consummated its acquisition (the “Acquisition”) of the Bank, a Nevada-chartered non-member bank pursuant to a Merger Agreement (the “Merger Agreement”), dated as of November 6, 2009, as amended by a First Amendment to the Merger Agreement, dated as of June 21, 2010 (“Amendment No. 1” and, together with the Merger Agreement, the “Amended Merger Agreement”), each among WL-S1 Interim Bank, a Nevada corporation and wholly-owned subsidiary of WLBC (“Acquisition Sub”), the Bank and Curtis W. Anderson, as representative of the former stockholders of the Bank. Pursuant to the Amended Merger Agreement, Acquisition Sub merged with and into the Bank, with the Bank being the surviving entity and becoming WLBC’s wholly-owned subsidiary. WLBC previously received the requisite approvals of certain bank regulatory authorities to complete the Acquisition to become a bank holding company.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The former stockholders of the Bank received approximately 2,370,878 shares of Common Stock in exchange for all of the outstanding shares of capital stock of the Bank (the “Base Acquisition Consideration”). In addition, the holders of the Bank’s outstanding options and warrants now hold options and warrants of similar tenor to purchase up to 289,808 shares of Common Stock.

In addition to the Base Acquisition Consideration, each of the former stockholders of the Bank may be entitled to receive additional consideration (the “Contingent Acquisition Consideration”), payable in Common Stock, if at any time within the first two years after the consummation of the Acquisition, the closing price per share of the Common Stock exceeds $12.75 for 30 consecutive days. The Contingent Acquisition Consideration would be equal to 20% of the tangible book value of the Bank at the close of business on the last day of the calendar month immediately before the calendar month in which the final regulatory approval necessary for the completion of the Acquisition was obtained. The total number of shares of our common stock issuable to the former the Bank stockholders would be determined by dividing the Contingent Acquisition Consideration by the average of the daily closing price of the Common Stock on the first 30 trading days on which the closing price of the Common Stock exceeded $12.75.

At the close of business on October 28, 2010, WLBC was a new Nevada financial institution bank holding company by consummating the acquisition of the Bank and conducting operations through the Bank. In conjunction with the transaction, WLBC infused $25.0 million of capital onto the balance sheet of the Bank. On October 29, 2010, the common shares of WLBC began trading on the Nasdaq Global Market, under the ticker symbol WLBC.

a)(2) Financial statement schedules filed as part of this Form 10-K.  Financial Statement Schedules are omitted because they are not applicable or the required information is shown elsewhere in the Financial Statements or Notes thereto or in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the portions of the 2010 Annual Report to Stockholders that are incorporated herein by reference.

(b) Exhibits.  We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the following Exhibit Index. Exhibits incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit
Numbers

2.1		Agreement and Plan of Merger, dated as of November 6, 2009, by and among Western Liberty Bancorp., WL-S1 Interim Bank, Service1st Bank of Nevada and Curtis W. Anderson, as Former Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 9, 2009)
2.2		First Amendment to the Agreement and Plan of Merger, dated as of June 21, 2010, by and among Western Liberty Bancorp., WL-S1 Interim Bank, Service1st Bank of Nevada and Curtis W. Anderson, as Former Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on June 24, 2010)
3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on October 9, 2009)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Form S-3, filed by WLBC with the Securities and Exchange Commission on November 16, 2009)
4.2		Founders Shares Restructuring Agreement, dated as of July 20, 2009, between Global Consumer Acquisition Corp. and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on July 22, 2009)
4.4		Letter Agreement, dated as of September 23, 2010, between Western Liberty Bancorp and the signatories thereto (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on September 23, 2010)
4.5		Second Amended and Restated Warrant Agreement, dated as of September 27, 2010, between Western Liberty Bancorp and Continental Stock Transfer &Trust Company (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on September 28, 2010)
10	.1*	Form of Indemnification Agreement between WLBC and each of the directors and officers of WLBC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on September 6, 2007)
10	.2*	Settlement Agreement and General Release, dated December 23, 2008, between WLBC and Scott LaPorta (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 29, 2008)

Exhibit
Numbers

10.3		Director Resignation Agreement, dated December 23, 2008, between WLBC, Robert M. Foresman, Carl H. Hahn, Philip A. Marineau and Steven Westly (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 29, 2008)
10.4		Second Amended and Restated Sponsor Support Agreement, dated as of August 13, 2009, by and between Global Consumer Acquisition Corp. and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on August 14, 2009)
10	.5*	Employment Agreement, dated as of November 6, 2009, by and between Western Liberty Bancorp and Richard Deglman (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 9, 2009)
10	.6*	Second Amended and Restated Employment Agreement, dated as of December 18, 2009, by and between Western Liberty Bancorp and George A. Rosenbaum, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 24, 2009)
10	.7*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Jason N. Ader (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)
10	.8*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Daniel B. Silvers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)
10	.9*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Andrew P. Nelson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)
10	.10*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Michael Tew (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)
10	.11*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Laura Conover-Ferchak (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)
10.12		Expense Sharing Agreement, dated as of October 29, 2010, between Western Liberty Bancorp and Service1st Bank of Nevada (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)
10.13		Tax Allocation Agreement, dated as of October 29, 2010, between Western Liberty Bancorp and Service1st Bank of Nevada (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)
10	.15*	Amended and Restated Employment Agreement, dated as of February 8, 2010, by and between Western Liberty Bancorp and William E. Martin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on February 8, 2010)
14.1		Code of Conduct and Ethics**
21		Subsidiaries of the registrant: Service1st Bank of Nevada, a Nevada corporation located in Las Vegas, Nevada, is the sole subsidiary of Western Liberty Bancorp**

Exhibit
Numbers

31	.1**	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
31	.2**	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32	.1**	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Consent Order of Federal Deposit Insurance Corporation and the Nevada Financial Institutions Division, dated as of September 1, 2010, In the Matter of Service1st Bank of Nevada, FDIC-10-512b (incorporated by reference to Exhibit 99.1 to the Form S-1, Amendment No. 1, File No. 333-170862, filed by WLBC with the Securities and Exchange Commission on March 30, 2011)

*	Management contract or compensatory plan or arrangement

**	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN LIBERTY BANCORP

By:	/s/ William E. Martin
William E. Martin
Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael B. Frankel Michael B. Frankel	Chairman	March 30, 2011

/s/ Terrence L. Wright Terrence L. Wright	Vice Chairman	March 30, 2011

/s/ Jason N. Ader Jason N. Ader	Director	March 30, 2011

/s/ Richard A.C. Coles Richard A.C. Coles	Director	March 30, 2011

/s/ Robert G. Goldstein Robert G. Goldstein	Director	March 30, 2011

/s/ Curtis W. Anderson, CPA Curtis W. Anderson, CPA	Director	March 30, 2011

/s/ Steven D. Hill Steven D. Hill	Director	March 30, 2011

/s/ William E. Martin William E. Martin	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2011

/s/ George A. Rosenbaum, Jr. George A. Rosenbaum, Jr.	Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2011