Form 10-Q
period 2011-03-31
WESTERN LIBERTY BANCORP
filed 2011-05-06
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33803

WESTERN LIBERTY BANCORP
(Exact name of registrant as specified in its charter)

Delaware	26-0469120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 5, 2011, the registrant had 15,088,023 shares of its common stock, par value $0.0001 per share, outstanding.

WESTERN LIBERTY BANCORP

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in 000’s)

	March 31,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$8,749	$11,675
Money market funds	52,206	52,206
Interest-bearing deposits in banks	29,488	39,346

Cash and cash equivalents	90,443	103,227
Certificates of deposits	16,784	26,889
Securities, available for sale	1,345	1,819
Securities, held to maturity (fair value of $3,745 and $5,287, respectively)	3,737	5,314
Loans, net of allowance ($1,290 and $36, respectively)	100,917	106,223
Premises and equipment, net	1,120	1,228
Other real estate owned, net	5,444	3,406
Goodwill	5,633	5,633
Other intangibles, net	744	768
Accrued interest receivable and other assets	2,624	3,039

Total assets	$228,791	$257,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$51,847	$67,087
Interest bearing:	79,966	93,199

Total deposits	131,813	160,286
Contingent consideration	1,816	1,816
Accrued interest payable and other liabilities	1,604	1,615

Total liabilities	135,233	163,717

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; None issued or outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,088,023 issued and outstanding	1	1
Additional paid-in capital	117,458	117,317
Accumulated deficit	(23,898)	(23,489)
Accumulated other comprehensive loss, net	(3)	—

Total stockholders’ equity	93,558	93,829

Total liabilities and stockholders’ equity	$228,791	$257,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2011 and 2010
($ in 000’s except per share data)

			Service1st Bank
			Predecessor
			For the Three
	For the Three Months Ended		Months Ended
	March 31, 2011	March 31, 2010	March 31, 2010

Interest and dividend income:
Loans, including fees	$3,782	$—	$1,972
Securities, taxable and other	66	2	235

Total interest and dividend income	3,848	2	2,207

Interest expense:
Deposits	112	—	417

Total interest expense	112	—	417

Net interest income	3,736	2	1,790
Provision for loan losses	1,364	—	1,518

Net interest income after provision for loan losses	2,372	2	272

Non-interest income:
Service charges	78	—	119
Other	43	—	31

Total non-interest income	121	—	150

Non-interest expense
Salaries and employee benefits	793	75	1,046
Occupancy, equipment and depreciation	374	—	428
Computer service charges	77	—	66
Federal deposit insurance	152	—	116
Legal and professional fees	936	855	655
Advertising and business development	20	—	28
Insurance	71	74	21
Telephone	26	—	24
Printing and supplies	142	105	8
Stock-based compensation	141	631	—
Provision for unfunded commitments	(133)	—	(297)
Other	303	16	144

Total non-interest expense	2,902	1,756	2,239

Net loss	$(409)	$(1,754)	$(1,817)

Comprehensive loss	$(406)	$(1,754)	$(1,812)

Basic loss per common share	$(0.03)	$(0.16)	$(36.48)

Diluted loss per common share	$(0.03)	$(0.16)	$(36.48)

Weighted average common shares outstanding — basic	15,088,023	10,959,169	49,811

Weighted average common shares outstanding — diluted	15,088,023	10,959,169	49,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2011 and 2010
($ in 000’s)

			Service1st Bank
			Predecessor
			For the Three
	For the Three Months Ended		Months Ended
	March 31, 2011	March 31, 2010	March 31, 2010

Cash flow from operating activities
Net (loss) income	$(409)	$(1,754)	$(1,817)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock-based compensation	141	631	131
Accretion of loan discount, net	(2,248)	—	—
Amortization of core deposit intangible	24	—	—
Provision of loan losses	1,364	—	1,518
Depreciation of premises and equipment	108	—	135
Amortization of securities premiums/discounts, net	81	—	5
Changes in operating assets and liabilities
Accrued interest receivable and other assets	415	1	94
Accrued expenses and other liabilities	(11)	(370)	(383)

Net cash used in operating activities	(535)	(1,492)	(317)

Cash flow from investing activities
Purchases of certificates of deposit	—	—	(20,147)
Proceeds from maturities of certificates of deposit	10,105	—	5,145
Purchases of securities available for sale	—	—	(1,000)
Proceeds from maturities of securities available for sale	—	—	2,500
Proceeds from principal paydowns of securities available for sale	452	—	—
Proceeds from maturities of securities held to maturity	1,500	—	2,009
Proceeds from principal payments of securities held to maturity	15	—	—
Purchase of premises and equipment	—	—	(56)
Proceeds from loan sale	2,975	—	—
Net decrease in loans	1,177	—	4,071

Net cash provided by (used in) investing activities	16,224	—	(7,478)

Cash flow from financing activities
Net increase (decrease) in deposits	(28,473)	—	311

Net cash provided by (used in) financing activities	(28,473)	—	311

Net decrease in cash and equivalents	(12,784)	(1,492)	(7,484)
Cash and cash equivalents, beginning of period	103,227	87,969	49,633

Cash and cash equivalents, end of period	$90,443	$86,477	$42,149

Supplemental disclosures of cash flow information:
Cash payments for: Interest paid to depositors	$107	—	$447

Supplemental schedule of non-cash investing activities: Loans transferred to other real estate owned	$2,038	—	$—

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

Western Liberty Bancorp

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Service1st Bank of Nevada (Service1st) is a community bank which commenced operations as a financial institution on January 16, 2007. Service1st provides a full range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals, and other customers in and around the greater Las Vegas area. Banking services provided include basic commercial and consumer depository services, commercial working capital and equipment loans, commercial real estate (both owner occupied and non-owner occupied) loans, construction loans, and unsecured personal and business loans. Service1st relies primarily on locally generated deposits to fund its lending activities. Service 1st has two branches located in Las Vegas, Nevada, which accept deposits and grant loans to customers. Substantially all of our business is generated in the Nevada market. Service1st is under the supervision of and subject to regulation and examination by the Nevada FID and the FDIC.

Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. We have evaluated all subsequent events through the date the financial statements were issued.

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative, of operating results for the year. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Predecessors

Since the Company’s operations prior to the acquisition of Service1st were insignificant relative to that of Service1st, management believes that Service1st is the Company’s predecessor. Management has determined this based on an evaluation of the various facts and circumstances, including, but not limited to the life of Service1st, the operations of Service1st, the purchase price paid, and the fact that the operations on a prospective basis will be most similar to Service1st. Accordingly, the historical statement of operations for the three months ended March 31, 2010 and statement of cash flows for the three months ended March 31, 2010 of Service1st Bank have been presented.

Use of estimates in the preparation of financial statements

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The purchase accounting adjustments, allowance for loan loss, fair value of financial instruments, and deferred tax assets are particularly subject to change.

Reclassifications

Certain amounts in the financial statements and related disclosures as of December 31, 2010 have been reclassified to conform to the current condensed presentation. These reclassification adjustments have no effect on net loss or stockholders’ equity as previously reported.

Loans

Loans are stated at the amount of unpaid principal, reduced by unearned net loan fees, a credit and yield mark, and allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience of the Company and peer bank historical loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem credits, peer bank information, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Company’s loan portfolio in real estate-secured loans, the value of collateral is heavily dependent on real estate values in Southern Nevada. This evaluation is inherently subjective and future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state banking regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent four years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

1. Loans secured real estate construction, land development and other land loans

2. Commercial real estate

3. Residential real estate

4. Commercial and industrial

5. Consumer

These are generally the segments identified in regulatory reporting. Service 1st Bank primarily focuses on the small business market and, therefore, generates most of its loans in the area of commercial real estate and commercial and industrial loans. By segmenting into these categories, the bank is able to monitor the exposure to the related risks and observe compliance with regulatory guidance and limitations.

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

Purchased loans with credit impairment are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected future cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized respectively as interest income.

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

Loan origination fees, fair value adjustments on purchased non-impaired loans, commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment to the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the loan. Commitment fees, based upon a percentage of a customer’s unused line of credit, and fees related to standby letters of credit are recognized over the commitment period.

Other real estate acquired through foreclosure

Assets acquired through or in-lieu-of foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Goodwill and other intangible assets

Goodwill resulting from a business combination after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected October 31st as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. WLBC acquired Service1st Bank of Nevada on October 28, 2010 which resulted in goodwill of $5.6 million being recorded.

Other intangible assets consist of a core deposit intangible which is amortized on an accelerated method over the estimated useful life of 10 years.

Stock compensation plans

The Company has the Service1st Bank of Nevada 2007 Stock Option Plan. Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company records the fair value of stock compensation granted to employees and directors as expense over the vesting period. The cost of the award is based on the grant-date fair value.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of March 31, 2011. The estimated fair value amounts as of March 31, 2011 have been measured as of that date and have been updated for purposes of these financial statements. As such, the estimated fair values of these financial statements subsequent to the reporting date may be different than the amounts reported as of March 31, 2011.

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

Loans

For variable rate loans that re-price frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprise approximately 63% of the loan portfolio as of March 31, 2011. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the re-pricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

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

Due to the Company’s historical net losses, all of the Company’s stock-based awards are considered anti-dilutive, and accordingly, basic and diluted loss per share is the same. As of March 31, 2011, approximately 490,000 stock based instruments were issued and outstanding. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Recent accounting pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Adoption of the applicable portions of this standard on January 1, 2011 did not have a significant impact on our quarterly disclosures.

Adoption of New Accounting Standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. The provisions of this update are not expected to have a material impact on the Company’s financial position; results of operations or cash flows.

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

The transaction was recorded as an acquisition under the current accounting rules and as a result the balance sheet of Service1st was revalued to fair value as of the acquisition date. Any purchase price in excess of net assets acquired is recorded as goodwill. Based on a purchase price of $17.1 million and the $16.4 million fair value of net assets acquired, the transaction resulted in $5.6 million of goodwill.

The most significant fair value adjustment resulting from the application of purchase accounting adjustment for this acquisition was made to loans. As of the acquisition date, the gross loan portfolio at Service1st Bank was approximately $125.4 million with a related Allowance for Loan and Lease Losses (“ALLL”) of approximately $9.4 million. The valuation of the loan portfolio resulted in a discount of approximately $15.8 million at October 28, 2010 which was subsequently adjusted to approximately $15.1 million based on additional information after the measurement date, but before the adjustments were considered final. This discount consists of two components; credit discount and yield discount. Loans purchased with credit impairments are loans with credit deterioration since origination and it is probable that not all contractually required principal and interest payments would be collected. The performing loan portfolio was approximately $89.9 million and was discounted by $49,000 for yield and $3.6 million for credit discounts. The remaining $35.6 million of loans were identified as loans with purchased credit impairment (PCI) and those loans had a discount of $576,000 for yield and $10.9 million for credit discounts. The discounts on performing loans are recognized by a “level yield” method over the remaining life of the loans or loan pools. The loans identified as containing purchase credit impairment are treated somewhat differently. The discount associated with yield is accreted as yield discount and the credit discount is not accreted but is left on the books to reduce the current carrying value of the applicable loans.

In order to assist WLBC in gaining the requisite approval of certain bank regulatory authorities in connection with the Acquisition, on September 23, 2010, WLBC entered into a Letter Agreement (the “Warrant Restructuring Letter Agreement”) with certain warrant holders who represented to WLBC that they collectively hold at least a majority of its outstanding warrants (the “Consenting Warrant Holders”) confirming the basis and terms upon which the parties have agreed to amend the Amended and Restated Warrant Agreement, dated as of July 20, 2009, as amended by the Amendment No. 1, dated as of October 9, 2009, each between WLBC and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”) (as amended, the “Warrant Agreement”), previously filed with the SEC. The Warrant Restructuring Letter Agreement served as the consent and approval of each of the Consenting Warrant Holders to amend and restate the Warrant Agreement. Pursuant to the Warrant Restructuring Letter Agreement, the Warrant Agreement amended where applicable to provide for the automatic exercise of all of the outstanding warrants of WLBC (the “Warrants”) into one thirty-second (1/32) of one share of WLBC’s common stock, par value $0.0001 (“Common Stock”), which shall occur concurrently with the consummation of the Acquisition (the “Automatic Exercise Date”). Any Warrants that would entitle a holder of such Warrants to a fractional share of Common Stock after taking into account the automatic exercise of the remainder of such holder’s Warrants into full shares of Common Stock were cancelled on the Automatic Exercise Date. As of September 23, 2010,

there were 48,067,758 Warrants outstanding, each exercisable for one share of Common Stock, which were converted into approximately 1,502,088 shares of Common Stock on the Automatic Exercise Date. As a result of the foregoing, there were no Warrants outstanding after the Automatic Exercise Date. WLBC also paid a consent fee to the holders of Warrants in an amount equal to $0.06 per Warrant on the Automatic Exercise Date, regardless of whether such holders were party to the Warrant Restructuring Letter Agreement or an aggregate payment of $2.9 million.

On October 28, 2010, the 900 Bank Stock Warrants were converted to 42,834 WLBC stock warrants with an exercise price of $21.01 per stock warrant and all were exercisable at that time. The exercise price was determined in accordance with the Merger Agreement, dated November 6, 2009. The exercise price is calculated by the common stock exchange ratio of 47.5975. Each Service1st stock warrant had an exercise price of $1,000.00. The $1,000.00 is divided by the exchange ratio to create the equivalent exercise price for the Company’s stock warrant ($1,000.00 divided by 47.5975 equals $21.01). As of March 31, 2011, the aggregate intrinsic value of outstanding and vested stock warrants is $0.

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

Fair Value Measurements at March 31, 2011
Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Securities available for sale
Collateralized Mortgage Obligation Securities-commercial	$1,345	$—	$1,345	$—

There were no transfers between Levels during 2011.

Fair Value Measurements at December 31, 2010
For the Three Months Ended March 31, 2011
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

	Fair Value Measurements at March 31, 2011
		Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Commercial real estate	$1,218	—	—	$1,218
Other real estate owned	5,444	—	—	5,444

	$6,662	$—	$—	$6,662

	Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Construction, land development and other land	$3,220	—	—	$3,220
Commercial real estate	1,648	—	—	1,648
Residential real estate	2,900	—	—	2,900
Commercial and Industrial	3,670	—	—	3,670
Other real estate owned	3,406	—	—	3,406

	$14,844	$—	$—	$14,844

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

Other real estate owned

Other real estate owned consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties classified as other real estate owned are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. As of March 31, 2011, there was no valuation allowance for the above reported assets.

Fair value of financial instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
($ in 000’s)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$90,443	$90,443	$103,227	$103,227
Certificates of deposits	16,784	16,784	26,889	26,889
Securities available for sale	1,345	1,345	1,819	1,819
Securities held to maturity	3,737	3,745	5,314	5,287
Loans, net	100,917	100,340	106,223	106,223
Accrued interest receivable	417	417	447	447
Financial Liabilities:
Deposits	$131,813	$131,813	$160,286	$160,286
Accrued interest payable	38	38	35	35

Loan Commitments

The estimated fair value of the standby letters of credit at March 31, 2011 and December 31, 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2011 and December 31, 2010.

Note 4.	SECURITIES

Carrying amounts and fair values of investment securities at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value

Collateralized Mortgage Obligation Securities-commercial	$1,348	$—	$(3)	$1,345

	$1,348	$—	$(3)	$1,345

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Securities Held to Maturity	Cost	Gains	Losses	Value

Corporate Debt Securities	$3,101	$5	$—	$3,106
Small Business Administration Loan Pools	636	3	—	639

	$3,737	$8	$—	$3,745

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value

Collateralized Mortgage Obligation Securities-commercial	$1,819	$—	$—	$1,819

	$1,819	$—	$—	$1,819

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Securities Held to Maturity	Cost	Gains	Losses	Value

Corporate Debt Securities	$4,663	$—	$(27)	$4,636
Small Business Administration Loan Pools	651	—	—	651

	$5,314	$—	$(27)	$5,287

There have been no sales of securities or gross realized gains or losses in any of the periods presented.

As of March 31, 2011 and December 31, 2010, securities of $3.1 and $4.7 million, respectively were pledged for various purposes as required or permitted by law.

Information pertaining to securities with gross losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

March 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	(Losses)	Value	(Losses)	Value

Securities Available for Sale
Collateralized Mortgage Obligation
Securities — commercial	(3)	1,345	—	—

	$(3)	$1,345	$—	$—

Securities Held to Maturity
Corporate Debt Securities	—	—	—	—
Small Business Administration Loan Pools	—	—	—	—

	$—	$—	$—	$—

December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	(Losses)	Value	(Losses)	Value

Securities Available for Sale
Collateralized Mortgage Obligation
Securities — commercial	—	—	—	—

	$—	$—	$—	$—

Securities Held to Maturity
Corporate Debt Securities	(27)	4,636	—	—
Small Business Administration Loan Pools	—	—	—	—

	$(27)	$4,636	$—	$—

As of March 31, 2011 and December 31, 2010, six and three debt securities, respectively, have unrealized losses with aggregate degradation less than one percent for both periods from the Company’s carrying value. These unrealized losses, totaling $3,000 and $27,000, respectively, relate primarily to fluctuations in the current interest rate environment and other factors, but do not presently represent realized losses. As of March 31, 2011 and December 31, 2010 there are no securities that have been determined to be other-than-temporarily-impaired (OTTI).

The amortized cost and fair value of securities as of March 31, 2011 by contractual maturities are shown below. The maturities of small business administration loan pools differ from their contractual maturities because the loans underlying the securities may be repaid without penalties; therefore, these securities are listed separately in the maturity summary.

	Amortized Cost	Fair Value

Securities available for sale
Due in one year or less	$964	$961
Due after one year through five years	384	384

	$1,348	$1,345

	Amortized Cost	Fair Value

Securities held to maturity
Due in one year or less	$1,549	$1,552
Due after one year through five years	1,552	1,554
Small Business Administration loan pools	636	639

	$3,737	$3,745

Note 5.	LOANS

Loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
($ in 000’s)	2011	2010

Construction, land development and other land	$4,619	$5,923
Commercial real estate	53,416	54,975
Residential real estate	3,980	9,247
Commercial and industrial	40,041	35,946
Consumer	131	131
Plus: net deferred loan costs	20	37

	102,207	106,259
Less: allowance for loan losses	(1,290)	(36)

	$100,917	$106,223

Activity in the allowance for loan losses was as follows:

					Construction,
					Land
		Commercial	Residential		Development,
($ in 000’s)	Commercial	Real Estate	Real Estate	Consumer	Other Land	Total

Beginning balance, December 31, 2010	$36	—	—	—	—	$36
Provision for loan losses	512	421	136	1	294	1,364
Recoveries	—	4	—	—	—	4
Loan charge-offs	—	—	—	—	(114)	(114)

Balance, March 31, 2011	$548	$425	$136	$1	$180	$1,290

The allocation of the allowance for loan losses by loan type is presented below:

	March 31, 2011
($ in 000’s)	Amount	% of loans

Allowance for Loan and Lease Losses: Loans Secured by Real Estate
Construction, land development and other land	$180	4.51%
Commercial real estate	425	52.22%
Residential real estate (including multi-family)	136	3.89%

Total loans secured by real estate	741	60.62%
Commercial and industrial	548	39.25%
Consumer	1	0.13%

Total allowance for loan losses	1,290	100.00%

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010:

					Construction,
					Land
		Commercial	Residential		Development,
($ in 000’s)	Commercial	Real Estate	Real Estate	Consumer	Other Land	Total

March 31, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3	$274	$—	$—	$—	$277
Collectively evaluated for impairment	394	74	136	1	180	785
Acquired with deteriorated credit quality	151	77	—	—	—	228

Total ending allowance balance	$548	$425	$136	$1	$180	$1,290

Loans:
Loans individually evaluated for impairment	$45	$1,148	$—	$—	$—	$1,193
Loans collectively evaluated for impairment	37,102	47,783	3,976	133	2,143	91,137
Loans acquired with deteriorated credit quality	2,970	4,437	—	—	2,470	9,877

Total ending loans balance	$40,117	$53,368	$3,976	$133	$4,613	$102,207

December 31, 2010
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	36	—	—	—	—	36
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$36	$—	$—	$—	$—	$36

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	30,917	50,449	3,988	133	1,006	86,493
Loans acquired with deteriorated credit quality	5,421	4,458	5,257	—	4,630	19,766

Total ending loans balance	$36,338	$54,907	$9,245	$133	$5,636	$106,259

Impaired loan details as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
			Percent of			Percent of
	Impaired		Total	Reserve		Total
($ in 000’s)	Balance	%	Loans	Balance	%	Allowance

Construction, land development and other land loans	$1,060	20.16%	1.04%	—	—	—
Commercial real estate	2,793	53.11%	2.73%	351	69.50%	27.21%
Residential real estate (1-4 family)	—	—	—	—	—	—
Commercial and industrial	1,406	26.73%	1.38%	154	30.50%	11.94%
Consumer	—	—	—	—	—	—

Total impaired loans	$5,259	100.00%	5.15%	$505	100.00%	39.15%

	December 31, 2010
			Percent of			Percent of
	Impaired		Total	Reserve		Total
($ in 000’s)	Balance	%	Loans	Balance	%	Allowance

Construction, land development and other land loans	$3,220	28.15%	3.03%	—	—	—
Commercial real estate	1,648	14.41%	1.55%	—	—	—
Residential real estate (1-4 family)	2,900	25.35%	2.73%	—	—	—
Commercial and industrial	3,670	32.09%	3.46%	—	—	—
Consumer	—	—	—	—	—	—

Total impaired loans	$11,438	100.00%	10.77%	—	—	—

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011
		Over 90 days
($ in 000’s)	Nonaccrual	and accruing

Construction, land development and other land	$428	$308
Commercial real estate	2,371	—
Residential real estate	—	—
Commercial and industrial	1,406	152
Consumer	—	—

Total	$4,205	$460

	December 31, 2010
		Over 90 days
($ in 000’s)	Nonaccrual	and accruing

Construction, land development and other land	$2,632	$—
Commercial real estate	1,224	—
Residential real estate	2,900	—
Commercial and industrial	3,670	—
Consumer	—	—

Total	$10,426	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011
($ in 000’s)	30 to 89 days	Over 90 days	Total Past Due

Construction, land development and other land	$850	$308	$1,158
Commercial real estate	466	—	466
Residential real estate	—	—	—
Commercial and industrial	60	1,255	1,315
Consumer	—	—	—

Total	$1,376	$1,563	$2,939

	December 31, 2010
($ in 000’s)	30 to 89 days	Over 90 days	Total Past Due

Construction, land development and other land	$—	$2,518	$2,518
Commercial real estate	—	1,003	1,003
Residential real estate	—	2,900	2,900
Commercial and industrial	3,108	38	3,146
Consumer	—	—	—

Total	$3,108	$6,459	$9,567

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

As of March 31, 2011 and December 31, 2010, respectively, the risk category, which relate to credit quality indicators, of loans by class of loans, including accrual and non-accrual loans, (net of deferred fees and costs) is as follows:

	March 31, 2011
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total

Construction, land development and other land	$1,727	$—	$2,886	$—	$4,613
Commercial real estate	44,511	2,807	6,050	—	53,368
Residential real estate	1,032	—	2,944	—	3,976
Commercial and industrial	34,496	375	4,303	943	40,117
Consumer	133	—	—	—	133

Total	$81,899	$3,182	$16,183	$943	$102,207

	December 31, 2010
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total

Construction, land development and other land	$1,006	$—	$4,630	$—	$5,636
Commercial real estate	47,643	2,806	4,296	162	54,907
Residential real estate	3,988	—	5,257	—	9,245
Commercial and industrial	30,677	240	4,483	938	36,338
Consumer	133	—	—	—	133

Total	$83,447	$3,046	$18,666	$1,100	$106,259

Purchased Loans

The Company has purchased loans, for which there was, at acquisition, evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

($ in 000’s)	March 31, 2011	December 31, 2010

Construction, land development and other land	$2,470	$4,630
Commercial real estate	4,437	4,458
Residential real estate	—	5,257
Commercial and industrial	2,970	5,421

Balance December 31, 2010	$9,877	$19,766

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

The performing loans totaled approximately $89.9 million and were marked with a credit discount of $3.6 million and approximately $49,000 of yield discount. In accordance with current accounting pronouncements, the discounts on performing loans are being recognized on a method that approximates a level yield over the expected life of the loan. During the first quarter, approximately $552,000 of discount was accreted on these loans.

The loans identified as purchased with credit impairments were approximately $35.6 million as of the acquisition date. A credit discount of approximately $10.9 million was recorded and an additional $576,000 of yield discount was also recorded. The yield discount is being recognized on a method that approximates a level yield over the expected life of the loan. The Company does not accrete the credit discount into income until such time as the loan is removed from the bank. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loan and reduces the risk to the bank such that management believes it would be prudent to start recognizing some of the discount is documented. The credit discount represents approximately 30% of the transaction date value of the credit impaired loans. During the first quarter of 2011, as a result of various loan payoffs, and loan activities, a portion of the credit discount was recognized in earnings.

The following table reflects the discount changes in the purchased credit impaired loan portfolio for the period indicated:

($ in 000’s)	Yield Discount	Credit Discount

Balance, December 31, 2010	$539	$9,317
Accreted to income	(147)	(1,549)
Other changes, net	—	(91)

Balance, March 31, 2011	$392	$7,677

Management does not establish general reserves against purchased credit impaired loans. In the event that deterioration in the credit is identified subsequent to the date of the discount, additional specific reserves will be created. As of March 31, 2011, reserves in the amount of $228,000 were added relating to the October 28, 2010 purchased credit impaired loan portfolio.

Note 6.	GOODWILL AND INTANGIBLES

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

The Company has established October 31 as the date it will use for the annual assessment. The first annual testing for goodwill impairment will occur at October 31, 2011. The carrying value of goodwill at March 31, 2011 is $5,633. No impairment losses were recognized as of March 31, 2011.

The Company has other intangible assets which consist of a core deposit intangible that had, as of March 31, 2011, a remaining average amortization period of approximately ten years.

The following table presents the changes in the carrying amount of the core deposit intangible, gross carrying amount, accumulated amortization, and net book value as of March 31, 2011:

March 31,
($ in 000’s)	2011

Balance at beginning of period	$768
Amortization expense	(24)

Balance at end of period	$744

Gross carrying amount	$784
Accumulated amortization	(40)

Net book value	$744

Note 7.	OTHER REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table presents the changes in other real estate acquired through foreclosure:

Three Months Ended
($ in 000’s)	March 31, 2011

Balance, beginning of period	$3,406
Additions	2,038
Dispositions	—
Valuation adjustments in the period	—

Balance, end of period	$5,444

During the period, two properties were transferred into other real estate owned. As of March 31, 2011, Service1st Bank has five parcels of property.

Note 8.	DEPOSITS

The composition of deposits is as follows:

	March 31,	December 31,
($ in 000’s)	2011	2010

Demand deposits, non-interest bearing	$51,847	$67,087
NOW and money market accounts	39,721	56,509
Savings deposits	1,031	1,273
Time certificates, $100 or more	33,335	30,498
Other time certificates	5,879	4,919

Total	$131,813	$160,286

Note 9.	STOCK-BASED COMPENSATION

The Company has two share-based compensation programs. A restricted stock program granted to the Company’s Chief Executive Officer and Chief Financial Officer and the related stock options associated with Service1st Bank’s 2007 Stock Option Plan have been fully discussed in the Company’s 2010 Form 10-K. No grants were made during the first quarter of 2011. Total compensation cost that has been charged against income for those programs was approximately $141,000 for the period ended March 31, 2011. There has been no income tax benefit recorded because of the offset in the deferred tax asset valuation allowance. As of March 31, 2011 the aggregate intrinsic value of outstanding and vested stock options is $0.

Note 10.	REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2011, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2011, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. This determination is mandated when an institution becomes party to a formal regulatory action. The Bank cannot be considered well capitalized until the Consent Order is removed. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual capital levels and minimum required levels from March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective		Minimum Required Under
	Actual		Capital Adequacy Purposes		Action Regulations		Regulatory Agreements
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$88.6	71.7%	$9.9	8.0%	N/A	N/A	N/A	N/A
Service1st Bank	$38.1	33.7%	$9.0	8.0%	$11.3	10.0%	$13.5	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$87.2	70.6%	$4.9	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$36.7	32.5%	$4.5	4.0%	$6.8	6.0%	$—	N/A
Tier 1 capital (to average assets)
Consolidated	$87.2	33.0%	$10.6	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$36.7	21.8%	$6.7	4.0%	$8.4	5.0%	$16.9	10.0%

	December 31, 2010
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective		Minimum Required Under
	Actual		Capital Adequacy Purposes		Action Regulations		Regulatory Agreements
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$87.8	68.8%	$10.2	8.0%	N/A	N/A	N/A	N/A
Service1st Bank	$36.3	31.0%	$9.4	8.0%	$11.7	10.0%	$14.1	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$87.4	68.4%	$5.1	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$35.9	30.6%	$4.7	4.0%	$7.0	6.0%	$—	N/A
Tier 1 capital (to average assets)
Consolidated	$87.4	30.5%	$11.5	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$35.9	18.1%	$7.9	4.0%	$9.9	5.0%	$19.8	10.0%

On September 1, 2010, Service1st, without admitting or denying any possible charges relating to the conduct of its banking operations, agreed with the FDIC and the Nevada FID to the issuance of a Consent Order. The Consent Order supersedes a Memorandum of Understanding entered into by Service1st with the FDIC and Nevada FID in May of 2009. Under the Consent Order, Service1st has agreed, among other things, to: (i) assess the qualification of, and have retained qualified, senior management commensurate with the size and risk profile of Service1st; (ii) maintain a Tier I leverage ratio at or above 8.5% and a total risk-based capital ratio at or above 12%; (iii) continue to maintain an adequate allowance for loan and lease losses; (iv) not pay any dividends without prior bank regulatory approval; (v) formulate and implement a plan to reduce Service1st’s risk exposure to adversely classified assets; (vi) not extend any additional credit to any borrower whose loan has been classified as “loss”; (vii) not extend any additional credit to any borrower whose loan has been classified as “substantial” or “Doubtful” without prior approval from Service1st’s board of directors or loan committee; (viii) formulate and implement a plan to reduce risk exposure to its concentration in commercial real estate loans in conformance with Appendix A of Part 365 of the FDIC’s Rules and Regulations; (ix) formulate and implement a plan to address profitability; and (x) not accept brokered deposits (which includes deposits paying interest rates significantly higher than prevailing rates in Service1st’s market area) and reduce its reliance on existing brokered deposits, if any.

During the application process for acquisition of Service1st by WLBC, we made a commitment to the FDIC to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013 or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada FID terminates.

Note 11.	LEGAL CONTINGENCIES

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party, cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to use, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and our combined and consolidated financial statements and related notes thereto included in or incorporated into Part II, Item 8 of our Annual Report on Form 10-K and the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K , as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K .

References to “us”, “we”, “our” or “WLBC” refer to Western Liberty Bancorp. The following discussion and analysis of WLBC’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

Business of WLBC:  WLBC became a bank holding company on October 28, 2010 with consummation of the acquisition of Service1st Bank. Our sole subsidiary is Service1st. We currently conduct no business activities other than acting as the holding company of Service1st.

As a bank holding company, operating from its headquarters and two retail banking locations in the greater Las Vegas area, WLBC provides a variety of loans to its customers, including commercial real estate loans, construction and land development loans, commercial and industrial loans, Small Business Administration (“SBA”) loans, and to a lesser extent consumer loans. As of March 31, 2011, loans secured by real estate constituted 60.69% of WLBC’s loan portfolio. This ratio is calculated by adding together loans secured by real estate at March 31, 2011 (construction, land development and other land loans of $4.6 million, commercial real estate loans of $53.4 million and residential real estate loans of $4.0 million, which total $62.0 million of loans secured by real estate) and dividing this balance by gross loans of $102.2 million at March 31, 2011. WLBC relies on locally-generated deposits to provide WLBC with funds for making loans. The majority of its business is generated in the Nevada market.

WLBC generates substantially all of its revenue from interest on loans and investment securities and service fees and other charges on customer accounts. This revenue is offset by interest expense paid on deposits and other borrowings and non-interest expense such as professional, administrative, and occupancy expenses. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as customer deposits and other borrowings used to fund those assets. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities and the level of nonperforming assets combine to affect net interest income.

WLBC receives fees from its deposit customers in the form of service fees, checking fees and other fees. Other services such as safe deposit and wire transfers provide additional fee income. WLBC may also generate income from time to time from the sale of investment securities. The fees collected by WLBC are found in non-interest income.

Summary of Results of Operations and Financial Condition

This section of Management’s Discussion and Analysis does not contain a comparative format for first quarter 2011 and 2010. As discussed in Note 1 in the “Notes to Unaudited Condensed Consolidated Financial Statements,” herein the Company deemed its prior operations as insignificant relative to those of Service 1st. Therefore, we believe such information is not meaningful by way of comparison, and as such it is omitted.

Results of Operations for the Three Months Ended March 31, 2011

For the three months ended March 31, 2011, we had a net loss of $409,000 or $0.03 per common share. Our revenue was derived from interest income of $3.8 million and non-interest income of $121,000. Loan interest income comprised 98.28% of the $3.8 million. Our expenses for the three months ended March 31, 2011 are comprised of $2.9 million in non-interest expense, $1.4 million of loan loss provision expense and $112,000 of interest expense. Non-interest expense is primarily comprised of $935,000 in legal and accounting fees related to SEC filings during the first quarter, $793,000 in salaries and employee benefits due to financial institutions being people intensive business, and $374,000 in occupancy expense as the company’s locations are leased. Provision expense totaled $1.4 million for the quarter due to deterioration of the loan portfolio. Interest expense of $112,000 is primarily attributed to interest paid to customers on interest-bearing deposits.

The following tables set forth WLBC’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the period ended March 31, 2011.

	For the Three Months
	Ended March 31, 2011
		Interest
	Average	Income/
($ in 000’s)	Balance	Expense	Yield
	unaudited

INTEREST EARNING ASSETS:
Securities, taxable and other	$97,992	$67	0.27%
Portfolio loans(1)	105,618	3,782	14.52%

Total interest-earnings assets/interest income	203,610	3,849	7.67%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	8,427
Allowance for loan losses	(83)
Other assets	14,298

Total assets	$226,252

LIABILITIES AND STOCKHOLDERS’ EQUITY INTEREST-BEARING LIABILITIES:
Interest checking	$10,140	7	0.28%
Money Markets	24,825	33	0.54%
Savings	1,177	1	0.34%
Time deposits under $100,000	5,244	11	0.85%
Time deposits $100,00 and over	31,587	58	0.74%
Short-term borrowings	3,667	2	0.22%

Total interest-bearing liabilities/interest expense	76,640	112	0.59%
Non-interest-bearing demand deposits	53,308
Accrued interest on deposits and other liabilities	2,641

Total liabilities	132,589
Stockholders’ equity	93,663

Total liabilities and stockholders’ equity	$226,252

Net interest income and interest rate spread(2)		$3,737	7.08%

Net interest margin(3)			7.44%
Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	266%

(1)	Average balance includes nonaccrual loans of approximately $4,205 for 2011. Net loan costs of $20 are included in the yield computation for 2011.

(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income was $3.7 million which included approximately $2.2 million of loan discount accretion. The interest rate spread was 7.08% and net interest margin was 7.44% in the first quarter of 2011. During the first quarter of 2011, WLBC sought to closely manage the rates on its deposit base in order to increase its net interest income, interest rate spread and net interest margin. Deposits decreased $28.5 million as of March 31, 2011 from $160.3 million as of December 31, 2010 to $131.8 million as of March 31, 2011 primarily due to Service1st complying with its September 1, 2010 Consent Order and eliminating $23.5 million in interest-bearing deposits on January 4, 2011 that the FDIC deemed to be brokered deposits. Overall rates on deposit accounts approximated 0.59% for the three months ended March 31, 2011 which resulted in interest expense totaling $112,000. WLBC decreased cash and cash equivalents during the first quarter of 2011 by $12.5 million and certificates of deposit held at other banks by $10.0 million and investment securities portfolio decreased by $2.1 million. (Cash and cash equivalents consist of cash and amounts due from banks, federal funds sold and certificates of deposits with original maturities of three months or less.)

Net interest income was positively impacted in the first quarter of 2011 by a reduction in interest expense. Interest-bearing transactional deposits decreased $17.0 million, from the $57.8 million as of December 31, 2010 to $40.8 million as of March 31, 2011 primarily due to $23.5 million of interest bearing deposits that the FDIC deemed to be brokered deposits being eliminated on January 4, 2011. The overall yield on interest bearing deposits was 0.61% as of March 31, 2011. In addition, WLBC continues to maintain a ratio of non-interest bearing deposit levels to total deposits of 40%; as of March 31, 2011 the ratio of non-interest bearing to total deposits was 39.33%.

The allowance for loan and lease losses continues to grow during the first full quarter of consolidated operations, as a result of further deterioration of problem loans in WLBC’s loan portfolio. The allowance stood at $1.3 million at March 31, 2011, or 1.26% of loans. The increase in the allowance during the first quarter of 2011 was primarily attributable to a provision for loan losses of $1.4 million plus $4,000 in recoveries less $114,000 in charge-offs.

Non-Interest Income

Non-interest income primarily consists of loan documentation and late fees, service charges on deposits, other fees such as wire, ATM fees, and gains on loans.

	Three Months Ended
($ in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Service charge income	$78	$57	$—
Other non-interest income	43	51	—

	$121	$108	$—

Non-interest income increased from $108,000 for the period ended December 31, 2010 to $121,000 for the quarter ended March 31, 2011. The increase of $13,000 is primarily attributable to a $21,000 increase in service charge income due to a continuing effort by WLBC’s management to adhere to fee income policies, including limiting waivers of such fees. Prior to the acquisition of Servicelst, the Company had no non-interest income in any reporting period.

Non-Interest Expense

The following table sets forth the principal elements of non-interest expenses for the quarters ending March 31, 2011 and 2010.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2011	2010	2010

Salaries and employee benefits	$793	$1,284	$75
Occupancy, equipment and depreciation	374	269	—
Computer service charges	77	51	—
Federal deposit insurance	152	90	—
Professional fees	936	1,177	855
Advertising and business development	20	7	—
Insurance	71	600	74
Telephone	26	19	—
Stationary and supplies	142	41	105
Stock-based compensation	141	2,357	631
Other	170	480	16

	$2,902	$6,375	$1,756

Non-interest expense totaled $2.9 million for the three months ended March 31, 2011. Total non-interest expense went from $1.8 million for the three months ended March 31, 2010 to $6.3 million for the three months ended December 31, 2010. Professional fees, which includes legal, accounting, and consultant expenses grew from $855,000 for the three months ended March 31, 2010, to $1.2 million for the three months ended December 31, 2010, and then slightly decreased to $936,000 for the three months ended March 31, 2011. These expenses were attributed to WLBC’s acquisition of Service1st as well as required SEC filings.

Stock-based compensation expense, which includes expenses associated with the issuance of restricted stock, stock options, and stock warrants, decreased from $631,000 for the three months ended March 31, 2010, to $141,000 for the three months ended March 31, 2011. Stock-based compensation expense increased to $2.4 million for the three months ended December 31, 2010 due to additional stock grants which took place in the fourth quarter of 2010.

Income Taxes

Due to WLBC incurring operating losses from inception, no provision for income taxes has been recorded since the inception of WLBC.

Supplemental Results of Operation Information for Predecessors

The following information represents a discussion and analysis of the results of operations of the Company’s predecessor for the three months ended March 31, 2010.

Service1st Bank of Nevada

Results of Operations

For the three months ended March 31, 2010, net loss was $1.8 million.

Net interest income was $1.8 million for the three months ended March 31, 2010. Net interest margin was 3.6%.

For the three months ended March 31, 2010, the Company recorded $1.5 million in additions to its provision for loan losses.

For the three months ended March 31, 2010, non-interest income was $150,000. Service charges on deposit accounts represented 79% of total non-interest income.

For the three months ended March 31, 2010, non-interest expenses were $2.2 million compared to $2.9 million for the period ending March 31, 2011. Salaries and employee benefits were $1 million and $748,000 respectively, or approximately 45% of all non-interest expenses for each quarter. Other overhead costs during the first quarter of 2010 included professional fees of $292,000, occupancy expense of $250,000, furniture, fixtures and equipment of $124,000, data processing expenses of $77,000, advertising and business development $20,000, and other expenses of $235,000.

No income tax expense was recorded for three months ended March 31, 2011 or 2010.

Financial Condition

Assets

Total assets stood at $228.8 million as of March 31, 2011, a decrease of $28.7 million, from $257.5 million as of December 31, 2010. The decrease was principally attributable to a $28.5 million decrease in deposits. WLBC eliminated $23.5 million on January 4, 2011 so that the Company is in compliance with its September 1, 2010 Consent Order in which the FDIC deemed a certain deposit to be brokered. As a result of deposits dropping $23.5 million, cash and cash equivalents (consisting of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less), decreased $12.8 million while certificate of deposits held at other banks decreased $10.1 million as the Company decided to allow maturing certificates of deposits held at other institutions for investment purposes, not to be reinvested.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less. Cash and cash equivalents totaled $90.4 million at March 31, 2011 and $103.2 million at December 31, 2010. Cash and cash equivalents are managed based upon liquidity needs. The decrease of $12.8 in cash and cash equivalents reflects WLBC’s efforts to liquidate its investments in short term certificates of deposits as a result of the $23.5 million in interest-bearing deposits being wired out of the bank on January 4, 2011 so that the company is in compliance with its September 1, 2010 Consent Order where the FDIC deemed a depository relationship to be brokered.

Investment Securities and Certificates of Deposits held at other Banks

WLBC invests in investment grade securities and certificates of deposits at other banks with original maturities exceeding three months for the following reasons: (i) such investments can be readily reduced in size to provide liquidity for loan fundings or deposit withdrawals; (ii) investment securities provide a source of assets to pledge to secure lines of credit (and, potentially, deposits from governmental entities), as may be required by law or by specific agreement with a depositor or lender; (iii) they can be used as an interest rate risk management tool, since they provide a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of WLBC; and (iv) they represent an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

Certificates of deposits consist of investments of $250,000 or less, in bank CD’s throughout the United States of America. Certificates of deposit totaled $16.8 million at March 31, 2011 and $26.9 million at December 31, 2010. Certificates of deposits are managed based on liquidity needs. The $10.1 million decrease in certificates of deposits since year end is directly related to the $23.5 million in interest-bearing checking which was wired out of the bank on January 4, 2011 so that the Company would be in compliance with its September 1, 2010 Consent Order in which the FDIC deemed a certain depository account relationship to be brokered. As a result of the $23.5 million leaving, bank management decided not to reinvest these funds.

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

WLBC’s investment portfolio is currently composed primarily of: (i) U.S. Government Agency securities; (ii) investment grade corporate debt securities; and (iii) collateralized mortgage obligations. At March 31, 2011, investment securities totaled $5.1 million, a decrease of 28.75% or $2.0 million, compared with $7.1 million at December 31, 2010.

WLBC has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans

Gross loans, net of deferred fees and the allowance for loan losses, decreased $5.3 million from $106.2 million as of December 31, 2011 to $100.9 million as of March 31, 2010, primarily as a result of $3.9 million in new loans less $5.9 million in payoffs and paydowns which are net of principal advances, $114,000 in charged off loans, $2.0 million in loans being reclassified to other real estate owned (OREO), and an increase in the allowance for loan losses of $1.3 million.

Residential real estate decreased $5.3 million, from $9.3 million as of December 31, 2010 to $4.0 million as of March 31, 2011 primarily due to the payoff of two large residential real estate loans, the first loan for $1.3 million, the second for $2.9 million.

Commercial real estate decreased $1.6 million, from $55.0 million as of December 31, 2010 to $53.4 million as of March 31, 2011 primarily due to the paydowns and one new loan for $361,000 in March 2011.

Construction, land development and other land loans decreased $1.3 million, from $5.9 million as of December 31, 2010 to $4.6 million as of March 31, 2011 primarily due to $2.0 million in loans being reclassified to OREO and $114,000 loan balance being charged off.

Commercial and industrial loans increased $4.0 million primarily due to the origination of twenty new loans totaling $3.6 million in the first quarter 2011.

The following table summarizes nonperforming assets by category including loans purchased with credit impairment with no contractual interest being reported.

	March 31,	December 31,
($ in thousands)	2011	2010

Nonaccrual loans:
Loans Secured by Real Estate
Construction, land development and other land loans	$428	$2,632
Commercial real estate	2,371	1,224
Residential real estate (1-4 family)	0	2,900

Total loans secured by real estate	2,799	6,756
Commercial and industrial	1,406	3,670
Consumer	0	0

Total nonaccrual loans	4,205	10,426
Past due (›90 days) loans and accruing interest:
Loans Secured by Real Estate Construction, land development and other land loans	$308	$0
Commercial real estate	0	0
Residential real estate (1-4 family)	0	0

Total loans secured by real estate	308	0
Commercial and industrial	152	0
Consumer	0	0

Total past due loans accruing interest	460	0

Total nonperforming loans(1)	4,665	10,426

Other real estate owned (OREO)	5,444	3,406

Total nonperforming assets	$10,109	$13,832

Non-Performing loans as a percentage of total portfolio loans	4.56%	9.81%
Non-Performing assets as a percentage of total assets	4.42%	5.37%
Allowance for loan losses as a percentage of nonperforming loans	27.65%	0.35%

(1)	There are no nonperforming restructured loans that have not already been presented in nonaccrual. Certain loans that have demonstrated compliance with the restructured loan terms for more than six months have been returned to performing status as a result of the sustained performance.

OREO

Other real estate owned (OREO) increased $2.0 million from $3.4 million as of December 31, 2010 to $5.4 million as of March 31, 2011 when a $2.0 million construction, land and other land loan was moved to the classification of OREO as of February 28, 2011.

Deposits

WLBC’s deposit activities are based in Nevada and primarily generated from this local area. Deposits have historically been the primary source for funding asset growth. As of March 31, 2011 the company has no brokered deposits.

During the first quarter of 2011 the company sought to manage rates on its deposit base in order to increase its net interest income, interest rate spread and net interest margin. Deposits decreased $28.5 million or 17.77% as of March 31, 2011 from $160.3 million as of December 31, 2010 to $131.8 million as of March 31, 2011.

Interest-bearing transactional deposits decreased $17.0 million from $57.8 million as of December 31, 2010 to $40.8 million as of March 31, 2011 as a result of the company eliminating $23.5 million on January 4,

2011 in order for WLBC to remain in compliance with the Consent Order issued September 1, 2010 which deemed a certain depository account as a brokered deposit.

Non-interest bearing checking accounts decreased $15.2 million or 22.72% from $67.1 million as of December 31, 2010 to $51.8 million as of March 31, 2011 primarily due to escrowed funds being utilized for major construction projects during the first quarter of 2011.

Capital Resources

The current and projected capital position of WLBC and the impact of capital plans on long term strategies are reviewed regularly by management. WLBC’s capital position represents the level of capital available to support continuing operations and expansion.

WLBC is subject to certain regulatory capital requirements mandated by the FDIC and generally applicable to all banks in the United States. Failure to meet minimum capital requirements can result in restrictions on activities (including restrictions on the rates paid on deposits), and otherwise may cause federal or state bank regulators to initiate enforcement and/or other action against WLBC or the subsidiary bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet item as calculated under regulatory accounting practices. WLBC’s capital amounts and classifications are also subject to qualitative judgments by the FDIC about components, risk weightings and other factors. In accordance with Service1st’s Consent Order dated September 1, 2010, Service1st must maintain its Tier 1 capital in such an amount to ensure that its leverage ratio equals or exceeds 8.5%.

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

As of March 31, 2011, WLBC’s capital was $93.6 million, which WLBC deems adequate to support continuing operations and growth. As a de novo bank, Service1st is required to maintain a Tier 1 capital leverage ratio of not less than 8.0% during Service1st’s first seven years of operations. As a commitment made to the FDIC during acquisition application processing, we also agreed to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013 or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada Financial Institutions Division terminates.

WLBC’s capital ratios at March 31, 2011 and December 31, 2010 respectively, relative to the ratios required of banks under the prompt corrective action regime or other requirements put in place by federal banking regulations, are as follows:

			“To Be Adequately
			Capitalized Under
			Regulatory
Capital Ratios:	WLBC	Service1st	Agreement”

March, 31, 2011
Tier 1 equity to average assets	33.0%	21.8%	10.0%
Tier 1 risk-based capital ratio	70.6%	32.5%	6.0%
Total risk-based capital ratio	71.7%	33.7%	12.0%
December 31, 2010
Tier 1 equity to average assets	30.5%	18.1%	10.0%
Tier 1 risk-based capital ratio	68.4%	30.6%	6.0%
Total risk-based capital ratio	68.8%	31.0%	12.0%

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

WLBC’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondents and the Federal Reserve Bank, certificates of deposits at other financial institution (non-brokered), unpledged security investments and lines of credit with the Pacific Coast Bankers’ Bank, Federal Reserve Bank of San Francisco and FHLB of San Francisco. For the period ended March 31, 2011, WLBC had approximately $90.4 million in cash and cash equivalents, approximately $16.8 million in certificates of deposits at other financial institutions, with maturities of one year or less. In addition, WLBC had $2.0 million in unpledged security investments, of which $1.3 million is classified as available for sale, while the remaining $636,000 is classified as held to maturity. WLBC also has a $2.6 million collateralized line of credit with the Federal Reserve Bank of San Francisco and a $17.9 million collateralized line of credit with the Federal Home Loan Bank of San Francisco. In addition, an unsecured “Fed Funds” facility with Pacific Coast Bankers’ Bank in the amount of $5.0 million was established in March 2011. As of March 31, 2011, all of the lines have a zero balance.

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

Commitments and Contingencies

The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the state of financial position.

	March 31,	December 31,
($ in 000’s)	2011	2010

Commitments to extend credit	$12,520	$18,504
Standby commercial letters of credit	$577	$590

WLBC maintains an allowance for unfunded commitments, based on the level and quality of WLBC’s undisbursed loan funds, which comprises the majority of WLBC’s off-balance sheet risk. For the periods ended March 31, 2011 and March 31 2010, respectively, the allowance for unfunded commitments was approximately $239,000, and $372,000 respectively.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the disclosure of contingent assets and liabilities in the financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. On an on-going basis, management evaluates its estimates and judgments, including those related to allowances for loan losses, bad debts, investments, financing operations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual amounts and results could differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2010 Annual Report Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes to the critical accounting policies listed in the Company’s 2010 Annual Report Form 10-K during 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. There have been no material changes in market risk as of March 31, 2011 to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of April 29, 2011, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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
(Principal Executive Officer)

Date: May 6, 2011

WESTERN LIBERTY BANCORP

/s/  George A. Rosenbaum Jr.
Name:     George A. Rosenbaum Jr.

Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 6, 2011