Form 10-Q
period 2011-06-30
WESTERN LIBERTY BANCORP
filed 2011-08-05
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     As of August 4, 2011, the registrant had 15,088,023 shares of its common stock, par value $0.0001 per share, outstanding.

WESTERN LIBERTY BANCORP

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35
PART II. OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. (Removed and Reserved)	35
Item 5. Other Information	35
Item 6. Exhibits	36
Signatures	37
Exhibit 31.1	38
Exhibit 31.2	39
Exhibit 32.1	40
Exhibit 32.2	41
EX-10.16
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WESTERN LIBERTY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in 000’s)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$7,163	$11,675
Money market funds	51,308	52,206
Interest-bearing deposits in banks	44,955	39,346

Cash and cash equivalents	103,426	103,227
Certificates of deposits	4,195	26,889
Securities, available for sale	824	1,819
Securities, held to maturity (fair value of $3,706 and $5,287, respectively)	3,692	5,314
Loans, net of allowance ($4,404 and $36, respectively)	97,129	106,223
Premises and equipment, net	1,013	1,228
Other real estate owned, net	4,440	3,406
Goodwill	5,633	5,633
Other intangibles, net	719	768
Accrued interest receivable and other assets	2,272	3,039

Total assets	$223,343	$257,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand	$54,576	$67,087
Interest bearing:	77,009	93,199

Total deposits	131,585	160,286
Contingent consideration	1,816	1,816
Accrued interest payable and other liabilities	843	1,615

Total liabilities	134,244	163,717

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,088,023 issued and outstanding	1	1
Additional paid-in capital	117,597	117,317
Accumulated deficit	(28,494)	(23,489)
Accumulated other comprehensive loss, net	(5)	—

Total stockholders’ equity	89,099	93,829

Total liabilities and stockholders’ equity	$223,343	$257,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN LIBERTY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in 000’s except per share data)

					Service1st
					Bank
					Predecessor
					For the Six
					Months
	For the Three Months Ended		For the Six Months Ended		Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2010
Interest and dividend income:
Loans, including fees	$2,018	$—	$5,800	$—	$3,713
Securities, taxable and other	68	1	134	4	494

Total interest and dividend income	2,086	1	5,934	4	4,207

Interest expense:
Deposits	127	—	239	—	797

Total interest expense	127	—	239	—	797

Net interest income	1,959	1	5,695	4	3,410
Provision for loan losses	4,348	—	5,712	—	3,231

Net interest income after provision for loan losses	(2,389)	1	(17)	4	179

Non-interest income:
Service charges	78	—	156	—	241
Other	114	—	157	—	65

Total non-interest income	192	—	313	—	306

Non-interest expense
Salaries and employee benefits	765	63	1,558	138	1,932
Occupancy, equipment and depreciation	374	—	748	—	844
Computer service charges	74	—	151	—	145
Federal deposit insurance	129	—	281	—	248
Legal and professional fees	520	871	1,455	1,726	993
Advertising and business development	48	—	68	—	47
Insurance	67	75	138	149	43
Telephone	17	—	43	—	51
Printing and supplies	87	25	229	130	15
Director Fees	49	—	98	—
Stock-based compensation	138	631	280	1,262	206
Provision for unfunded commitments	(203)	—	(336)	—	(355)
Other	334	11	588	27	305

Total non-interest expense	2,399	1,676	5,301	3,432	4,474

Net loss	$(4,596)	$(1,675)	$(5,005)	$(3,428)	$(3,989)

Comprehensive loss	$(4,598)	$(1,675)	$(5,010)	$(3,428)	$(3,959)

Basic loss per common share	$(0.30)	$(0.15)	$(0.33)	$(0.31)	$(80.08)

Diluted loss per common share	$(0.30)	$(0.15)	$(0.33)	$(0.31)	$(80.08)

Weighted average common shares outstanding — basic	15,088,023	10,959,169	15,088,023	10,959,169	49,811

Weighted average common shares outstanding - diluted	15,088,023	10,959,169	15,088,023	10,959,169	49,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN LIBERTY BANCORP CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in 000’s)

			Service1st Bank
			Predecessor For the
			Six Months
	For the Six Months Ended		Ended
	June 30, 2011	June 30, 2010	June 30, 2010
Cash flow from operating activities
Net loss	$(5,005)	$(3,428)	$(3,989)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	280	1,262	206
Accretion of loan discount, net	(2,800)	—	—
Amortization of core deposit intangible	49	—	—
Provision for loan losses	5,712	—	3,231
Depreciation of premises and equipment	215	—	262
Amortization of securities premiums/discounts, net	123	—	14
Gain on disposition of other real estate owned	(33)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	767	(76)	40
(Decrease) increase in accrued interest payable and other liabilities	(772)	(250)	(450)

Net cash used in operating activities	(1,464)	(2,492)	(686)

Cash flow from investing activities
Purchases of certificates of deposit	—	—	(36,216)
Proceeds from maturities of certificates of deposit	22,694	—	7,601
Purchases of securities available for sale	—	—	(1,000)
Proceeds from maturities of securities available for sale	—	—	4,506
Proceeds from principal paydowns of securities available for sale	961	—	—
Proceeds from maturities of securities held to maturity	1,500	—	2,043
Proceeds from principal payments of securities held to maturity	28	—	—
Proceeds from disposition of other real estate owned	1,037	—	—
Purchase of premises and equipment	—	—	(72)
Net decrease in loans	4,144	—	7,630

Net cash provided by (used in) investing activities	30,364	—	(15,508)

Cash flow from financing activities
Net increase (decrease) in deposits	(28,701)	—	23,968

Net cash provided by (used in) financing activities	(28,701)	—	23,968

Net increase/(decrease) in cash and cash equivalents	199	(2,492)	7,774
Cash and cash equivalents, beginning of period	103,227	87,969	49,633

Cash and cash equivalents, end of period	$103,426	$85,477	$57,407

Supplemental disclosures of cash flow information:
Interest paid on deposits and other borrowed funds	$227	$—	$718

Supplemental disclosure of noncash investing and financing activities:	$2,038	$—	$3,019

Transfers of loans to other real estate owned
The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

Western Liberty Bancorp
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of business
     Western Liberty Bancorp (WLBC) became a bank holding company on October 28, 2010 with consummation of the acquisition of Service1st Bank of Nevada. We were formerly known as “Global Consumer Acquisition Corp.”, a special purpose acquisition company formed under the laws of Delaware on June 28, 2007, to consummate an acquisition, capital stock exchange, acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our stockholders approved certain amendments to our Amended and Restated Certificate of Incorporation removing certain provisions specific to special purpose acquisition companies, changing our name to “Western Liberty Bancorp” and authorizing the distribution and termination of our trust account. Effective October 7, 2009, the Company began its business operations and exited its development stage. Our sole subsidiary is Service1st Bank of Nevada. We currently conduct no business activities other than acting as the holding company of Service1st Bank.
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
Predecessors
     Since the Company’s operations prior to the acquisition of Service1st were insignificant relative to that of Service1st, management believes that Service1st is the Company’s predecessor. Management has determined this based on an evaluation of the various facts and circumstances, including, but not limited to the life of Service1st, the operations of Service1st, the purchase price paid, and the fact that the operations on a prospective basis will be most similar to Service1st. Accordingly, the historical statement of operations for the six months ended June 30, 2010 and statement of cash flows for the six months ended June 30, 2010 of Service1st Bank have been presented.

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
Loans
     Loans are stated at the amount of unpaid principal, reduced or increased by unearned net loan fees or deferred costs, a credit and yield mark, and allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
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
     For the period ended June 30, 2011, Service1st has implemented a new program to assist in determining estimated credit losses. During the later part of 2010, management began researching for ALLL models that would provide a better estimate for the ALLL but was consistent with all accounting and regulatory guidance. By the end of 2010 a new ALLL model was purchased, data was loaded and initial tests were made comparing the results to the existing methodology. The old and new models were run in parallel at March 31, 2011. It was determined the existing model would be used at March 31, 2011 due to verification and documentation of certain data assumptions. Both models were also run for the period ended June 30, 2011. The new program utilizes a dual factor approach. The ALLL methodology incorporates both a payment default rate (“PD”) and a loss given default (“LGD”) rate in lieu of evaluating loss primarily based on charge-offs to total loans. Service1st uses a historical look-back period of three years to compute the payment default rate and loss given default rate. When not statistically meaningful, Service1st will utilize peer institution data to determine an appropriate PD and LGD by that specific loan type. Pursuant to the Joint Policy Statement issued in 2006, the model provides for a variety of qualitative factors to adjust for specific conditions associated with the institution. The new method did not produce materially different results from the previous ALLL model.
     The allowance consists of general and specific components. The general component covers non-impaired loans and is based on the methodology described above. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.
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
     Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment in our market and a lack of confidence in a sustainable recovery. The Las Vegas market has begun to see an increase in visitor traffic and slight upticks in gaming. However, the oversupply of real estate will continue to suppress pricing power for the foreseeable future. Consequently we believe real estate appraisals will continue to reduce these asset valuations and further stress individuals and businesses that rely on real estate to generate cash flows. The general component covers non-impaired loans and is based on methodology described above. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. The dual factors of payment default rate and a loss given default rate are supplemented with other economic factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:
1.	Loans secured by real estate construction, land development and other land loans

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
     Purchased loans with credit impairment are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

     Over the life of the loan, expected future cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized respectively as interest income.
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
     Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of June 30, 2011. The estimated fair value amounts as of June 30, 2011 have been measured as of that date and have been updated for purposes of these financial statements. As such, the estimated fair values of these financial statements subsequent to the reporting date may be different than the amounts reported as of June 30, 2011.
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
     Loans
     For variable rate loans that re-price frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprise approximately 59% of the loan portfolio as of June 30, 2011. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the re-pricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.
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
     Due to the Company’s historical net losses, all of the Company’s stock-based awards are considered anti-dilutive, and accordingly, basic and diluted loss per share is the same. As of June 30, 2011, approximately 490,000 stock based instruments were issued and outstanding. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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
Newly Issued But Not Yet Effective Accounting Standards:
     In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Also of note is that the update deferred the additional required disclosures surrounding trouble debt restructurings to interim and annual periods beginning after June 15, 2011. The additional trouble debt restructuring disclosures which will be required in the third quarter 2011 include the amount and type of trouble debt restructurings which occurred during the period in addition to the amount and type of defaults of troubled debt restructurings that had been restructured in the preceding 12 months. The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.
     In May 2011, the FASB issued an accounting standards update to improve the comparability between US GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) Disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs. (ii) Categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed. (iii) Instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.
     In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of US GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of Shareholder’s Equity. The update requires that all non-owner changes in shareholder’s equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.
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
     In order to assist WLBC in gaining the requisite approval of certain bank regulatory authorities in connection with the Acquisition, on September 23, 2010, WLBC entered into a Letter Agreement (the “Warrant Restructuring Letter Agreement”) with certain warrant holders who represented to WLBC that they collectively hold at least a majority of its outstanding warrants (the “Consenting Warrant Holders”) confirming the basis and terms upon which the parties have agreed to amend the Amended and Restated Warrant Agreement, dated as of July 20, 2009, as amended by the Amendment No. 1, dated as of October 9, 2009, each between WLBC and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”) (as amended, the “Warrant Agreement”), previously filed with the SEC. The Warrant Restructuring Letter Agreement served as the consent and approval of each of the Consenting Warrant Holders to amend and restate the Warrant Agreement. Pursuant to the Warrant Restructuring Letter Agreement, the Warrant Agreement amended where applicable to provide for the automatic exercise of all of the outstanding warrants of WLBC (the “Warrants”) into one thirty-second (1/32) of one share of WLBC’s common stock, par value $0.0001 (“Common Stock”), which shall occur concurrently with the consummation of the Acquisition (the “Automatic Exercise Date”). Any Warrants that would entitle a holder of such Warrants to a fractional share of Common Stock after taking into account the automatic exercise of the remainder of such holder’s Warrants into full shares of Common Stock were cancelled on the Automatic Exercise Date. As of September 23, 2010, there were 48,067,758 Warrants outstanding, each exercisable for one share of Common Stock, which were converted into approximately 1,502,088 shares of Common Stock on the Automatic Exercise Date. As a result of the foregoing, there were no

Warrants outstanding after the Automatic Exercise Date. WLBC also paid a consent fee to the holders of Warrants in an amount equal to $0.06 per Warrant on the Automatic Exercise Date, regardless of whether such holders were party to the Warrant Restructuring Letter Agreement for an aggregate payment of $2.9 million.
     On October 28, 2010, the 900 Bank Stock Warrants were converted to 42,834 WLBC stock warrants with an exercise price of $21.01 per stock warrant and all were exercisable at that time. The exercise price was determined in accordance with the Merger Agreement, dated November 6, 2009. The exercise price is calculated by the common stock exchange ratio of 47.5975. Each Service1st stock warrant had an exercise price of $1,000.00. The $1,000.00 is divided by the exchange ratio to create the equivalent exercise price for the Company’s stock warrant ($1,000.00 divided by 47.5975 equals $21.01). As of June 30, 2011, the aggregate intrinsic value of outstanding and vested stock warrants is $0.
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

Fair Value Measurements at June 30, 2011
Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale
Collateralized Mortgage Obligation Securities-commercial	$824	$—	$824	$—

     There were no transfers between Levels during 2011.

Fair Value Measurements at December 31, 2010
Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale
Collateralized Mortgage Obligation Securities-commercial	$1,819	$—	$1,819	$—

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

	Fair Value Measurements at June 30, 2011
		Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Construction, land development and other land	$747	$—	$—	$747
Commercial real estate	4,152	—	—	4,152
Other real estate owned	4,440	—	—	4,440

	$9,339	$—	$—	$9,339

	Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Construction, land development and other land	$3,220	—	—	$3,220
Commercial real estate	1,648	—	—	1,648
Residential real estate	2,900	—	—	2,900
Commercial and Industrial	3,670	—	—	3,670
Other real estate owned	3,406	—	—	3,406

	$14,844	$—	$—	$14,844

Impaired loans
     The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Accordingly, the resulting fair value measurement has been categorized as a Level 3 measurement. Impaired loans measured for impairment using the fair value of collateral, had a carrying amount of $4.9 million at June 30, 2011 (after netting $2.7 million specific valuation allowance included in the allowance for loan losses). The $4.9 million of impaired loans carried at fair value were the result of certain credit and yield discounts and the aforementioned specific valuation allowance. There have been discounts applied in the amount of $1.1 million on these impaired loans carried at fair value.
Other real estate owned
     Other real estate owned consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties classified as other real estate owned are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. As of June 30, 2011, there was no valuation allowance for the above reported assets.
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
     The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
($ in 000’s)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$103,426	$103,426	$103,227	$103,227
Certificates of deposits	4,195	4,195	26,889	26,889
Securities available for sale	824	824	1,819	1,819
Securities held to maturity	3,692	3,706	5,314	5,287
Loans, net	97,129	96,503	106,223	106,223
Accrued interest receivable	326	326	447	447
Financial Liabilities:
Deposits	$131,585	$131,585	$160,286	$160,286
Accrued interest payable	47	47	35	35
Loan Commitments
     The estimated fair value of the standby letters of credit at June 30, 2011 and December 31, 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2011 and December 31, 2010.
Note 4. SECURITIES
     Carrying amounts and fair values of investment securities at June 30, 2011 and December 31, 2010 are summarized as follows:

		June 30, 2011
		Gross	Gross
($ in 000’s)	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value
Collateralized Mortgage Obligation Securities-commercial	$829	$—	$(5)	$824

	$829	$—	$(5)	$824

		Gross	Gross
($ in 000’s)	Amortized	Unrecognized	Unrecognized	Fair
Securities Held to Maturity	Cost	Gains	Losses	Value
Corporate Debt Securities	$3,071	$9	$—	$3,080
Small Business Administration Loan Pools	621	5	—	626

	$3,692	$14	$—	$3,706

		December 31, 2010
		Gross	Gross
($ in 000’s)	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value
Collateralized Mortgage Obligation Securities-commercial	$1,819	$—	$—	$1,819

	$1,819	$—	$—	$1,819

		Gross	Gross
($ in 000’s)	Amortized	Unrecognized	Unrecognized	Fair
Securities Held to Maturity	Cost	Gains	Losses	Value
Corporate Debt Securities	$4,663	$—	$(27)	$4,636
Small Business Administration Loan Pools	651	—	—	651

	$5,314	$—	$(27)	$5,287

     There have been no sales of securities or gross realized gains or losses in any of the periods presented.
     As of June 30, 2011 and December 31, 2010, securities of $3.1 and $4.7 million, respectively were pledged for various purposes as required or permitted by law.
     Information pertaining to securities with gross losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

June 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
($ in 000’s)	(Losses)	Value	(Losses)	Value
Securities Available for Sale
Collateralized Mortgage Obligation	$—	$—	$—	$—
Securities — commercial	(5)	824	—	—

	$(5)	$824	$—	$—

($ in 000’s)
Securities Held to Maturity
Corporate Debt Securities	$—	$—	$—	$—
Small Business Administration Loan Pools	—	—	—	—

	$—	$—	$—	$—

December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
($ in 000’s)	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	(Losses)	Value	(Losses)	Value
Collateralized Mortgage Obligation
Securities — commercial	$—	$—	$—	$—

	$—	$—	$—	$—

($ in 000’s)
Securities Held to Maturity
Corporate Debt Securities	$(27)	$4,636	$—	$—
Small Business Administration Loan Pools	—	—	—	—

	$(27)	$4,636	$—	$—

     As of June 30, 2011 and December 31, 2010, six and three debt securities, respectively, have unrealized losses with aggregate degradation less than one percent for both periods from the Company’s carrying value. These unrealized losses, totaling $5,000 and $27,000, respectively, relate primarily to fluctuations in the current interest rate environment and other factors, but do not presently represent realized losses. As of June 30, 2011 and December 31, 2010 there are no securities that have been determined to be other-than-temporarily-impaired (OTTI).

     The amortized cost and fair value of securities as of June 30, 2011 by contractual maturities are shown below. The maturities of small business administration loan pools differ from their contractual maturities because the loans underlying the securities may be repaid without penalties; therefore, these securities are listed separately in the maturity summary.

($ in 000’s)	Amortized Cost	Fair Value
Securities available for sale
Due in one year or less	$829	$824

	$829	$824

($ in 000’s)	Amortized Cost	Fair Value
Securities held to maturity
Due in one year or less	$3,071	$3,080
Small Business Administration loan pools	621	626

	$3,692	$3706

Note 5. LOANS
     Loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
($ in 000’s)	2011	2010
Construction, land development and other land	$4,107	$5,923
Commercial real estate	54,306	54,975
Residential real estate	4,704	9,247
Commercial and industrial	38,279	35,946
Consumer	102	131
Plus: net deferred loan costs	35	37

	101,533	106,259
Less: allowance for loan losses	(4,404)	(36)

	$97,129	$106,223

Activity in the allowance for loan losses was as follows:

					Construction, Land
		Commercial	Residential		Development,
($ in 000’s)	Commercial	Real Estate	Real Estate	Consumer	Other Land	Total
Three months ended
Beginning balance, March 31, 2011	$548	$425	$136	$1	$180	$1,290
Provision for loan losses	2,103	2,079	(133)	—	295	4,344
Recoveries	1	—	4	—	—	5
Loan charge-offs	(1,235)	—	—	—	—	(1,235)

Balance, June 30, 2011	$1,417	$2,504	$7	$1	$475	$4,404

					Construction, Land
		Commercial	Residential		Development,
($ in 000’s)	Commercial	Real Estate	Real Estate	Consumer	Other Land	Total
Six months ended
Beginning balance, December 31, 2010	$36	$—	$—	$—	$—	$36
Provision for loan losses	2,615	2,504	3	1	589	5,712
Recoveries	1	—	4	—	—	5
Loan charge-offs	(1,235)	—	—	—	(114)	(1,349)

Balance, June 30, 2011	$1,417	$2,504	$7	$1	$475	$4,404

     The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010:

					Construction,
					Land
		Commercial	Residential		Development,
($ in 000’s)	Commercial	Real Estate	Real Estate	Consumer	Other Land	Total
June 30, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3	$2,217	$—	$—	$—	$2,220
Collectively evaluated for impairment	789	165	7	1	121	1,083
Acquired with deteriorated credit quality	625	122	—	—	354	1,101

Total ending allowance balance	$1,417	$2,504	$7	$1	$475	$4,404

Loans:
Loans individually evaluated for impairment	$41	$7,645	$2,979	$—	$850	$11,515
Loans collectively evaluated for impairment	34,744	42,250	1,724	104	1,313	80,135
Loans acquired with deteriorated credit quality	3,551	4,376	—	—	1,956	9,883

Total ending loans balance	$38,336	$54,271	$4,703	$104	$4,119	$101,533

December 31, 2010
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	36	—	—	—	—	36
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$36	$—	$—	$—	$—	$36

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	30,917	50,449	3,988	133	1,006	86,493
Loans acquired with deteriorated credit quality	5,421	4,458	5,257	—	4,630	19,766

Total ending loans balance	$36,338	$54,907	$9,245	$133	$5,636	$106,259

     The impaired balance is the recorded investment, which represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2011 and December 31, 2010 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.

     Impaired loan details as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
			Percent of			Percent of
	Impaired		Total	Reserve		Total
($ in 000’s)	Balance	%	Loans	Balance	%	Allowance
Construction, land development and other land loans	$2,806	13.11%	2.76%	$354	10.66%	8.04%
Commercial real estate	12,021	56.18%	11.84%	2,339	70.43%	53.11%
Residential real estate (1-4 family)	2,979	13.92%	2.93%	—	—	—
Commercial and industrial	3,592	16.79%	3.54%	628	18.91%	14.26%
Consumer	—	0.00%	0.00%	—	—	—

Total impaired loans	$21,398	100.00%	21.07%	$3,321	100.00%	75.41%

	December 31, 2010
			Percent of			Percent of
	Impaired		Total	Reserve		Total
($ in 000’s)	Balance	%	Loans	Balance	%	Allowance
Construction, land development and other land loans	$3,220	28.15%	3.03%	$—	—	—
Commercial real estate	1,648	14.41%	1.55%	—	—	—
Residential real estate (1-4 family)	2,900	25.35%	2.73%	—	—	—
Commercial and industrial	3,670	32.09%	3.46%	—	—	—
Consumer	—	—	—	—	—	—

Total impaired loans	$11,438	100.00%	10.77%	$—	—	—

     The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended
	June 30,		Six Months Ended June 30,
($ in 000’s)	2011	2010	2011	2010
Average of individually impaired loans during period	$12,055	$—	$5,023	$—
Interest income recognized during impairment	172	—	82	—
Cash-basis interest income recognized	—	—	—	—
     The gross year-to-date interest income that would have been recorded in the current period had the nonaccrual loans had been current in accordance with their original terms was $221,000 for the six months ending June 30, 2011 and $0 for the six months ending June 30, 2010.
     The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011
		Over 90 days
($ in 000’s)	Nonaccrual	and accruing
Construction, land development and other land	$508	$—
Commercial real estate	7,172	—
Residential real estate	—	—
Commercial and industrial	1,970	—
Consumer	—	—

Total	$9,650	$—

	December 31, 2010
		Over 90 days
($ in 000’s)	Nonaccrual	and accruing
Construction, land development and other land	$2,632	$—
Commercial real estate	1,224	—
Residential real estate	2,900	—
Commercial and industrial	3,670	—
Consumer	—	—

Total	$10,426	$—

     The following tables present the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011
($ in 000’s)	30 to 89 days	Over 90 days	Total Past Due
Construction, land development and other land	$850	$—	$850
Commercial real estate	1,150	466	1,616
Residential real estate	—	—	—
Commercial and industrial	1,152	—	1,152
Consumer	—	—	—

Total	$3,152	$466	$3,618

	December 31, 2010
($ in 000’s)	30 to 89 days	Over 90 days	Total Past Due
Construction, land development and other land	$—	$2,518	$2,518
Commercial real estate	—	1,003	1,003
Residential real estate	—	2,900	2,900
Commercial and industrial	3,108	38	3,146
Consumer	—	—	—

Total	$3,108	$6,459	$9,567

     The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Generally, performing loans are not subjected to grade reviews unless the loan matures or some event or information occurs that causes the servicing loan officer to re-evaluate the loan grade. Loans that are adversely classified are considered for grade changes in conjunction with preparation of the monthly problem loan reports. The Company uses the following definitions for risk ratings:
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
     Loss
     An asset classified loss is considered uncollectable and of such little value that continuance as bankable assets is not warranted.

     Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.
     As of June 30, 2011 and December 31, 2010, respectively, the risk category, which relate to credit quality indicators, of loans by class of loans, including accrual and non-accrual loans, (net of deferred fees and costs) is as follows:

	June 30, 2011
		Special
($ in 000’s)	Pass	Mention	Substandard	Doubtful	Loss	Total
Construction, land development and other land	$1,576	$—	$2,543	$—	$—	$4,119
Commercial real estate	36,575	5,676	11,801	219	—	54,271
Residential real estate	1,724	—	2,979	—	—	4,703
Commercial and industrial	31,109	3,635	1,814	1,239	539	38,336
Consumer	104	—	—	—	—	104

Total	$71,088	$9,311	$19,137	$1,458	$539	$101,533

	December 31, 2010
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total
Construction, land development and other land	$1,006	$—	$4,630	$—	$5,636
Commercial real estate	47,643	2,806	4,296	162	54,907
Residential real estate	3,988	—	5,257	—	9,245
Commercial and industrial	30,677	240	4,483	938	36,338
Consumer	133	—	—	—	133

Total	$83,447	$3,046	$18,666	$1,100	$106,259

Purchased Loans
     The Company has purchased loans, for which there was, at acquisition, evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans (including the SBA guaranteed portions) is as follows:

($ in 000’s)	June 30, 2011	December 31, 2010
Construction, land development and other land	$1,956	$4,630
Commercial real estate	4,376	4,458
Residential real estate	—	5,257
Commercial and industrial	3,551	5,421

Total	$9,883	$19,766

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
     The performing loans totaled approximately $89.9 million and were marked with a credit discount of $3.6 million and approximately $49,000 of yield discount. In accordance with current accounting pronouncements, the discounts on performing loans are being recognized on a method that approximates a level yield over the expected life of the loan. During the first half of 2011 approximately $1.0 million of discount was accreted on these loans.
     The loans identified as purchased with credit impairments were approximately $35.6 million as of the acquisition date. A credit discount of approximately $10.9 million was recorded and an additional $576,000 of yield discount was also recorded. The yield discount is being recognized on a method that approximates a level yield over the expected life of the loan. The Company does not accrete the credit discount into income until such time as the loan is removed from the bank. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loan and reduces the risk to the bank such that management believes it would be prudent to start recognizing some of the discount is documented. The credit discount represents approximately 30% of the transaction date value of the credit impaired loans. During the first half of 2011, as a result of various loan payoffs, and loan activities, a portion of the credit discount was recognized in earnings.
     The following table reflects the discount changes in the purchased credit impaired loan portfolio for the period indicated:

($ in 000’s)	Yield Discount	Credit Discount
Balance, December 31, 2010	$539	$9,317
Accreted to income	(171)	(1,552)
Loans renegotiated and charge-offs	—	(667)
Other changes, net	—	(91)

Balance, June 30, 2011	$368	$7,007

     Management does not establish general reserves against purchased credit impaired loans. In the event that deterioration in the credit is identified subsequent to the date of the discount, additional specific reserves will be created. As of June 30, 2011, reserves in the amount of $1.1 million were added relating to the October 28, 2010 purchased credit impaired loan portfolio.
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
     The Company has established October 31 as the date it will use for the annual assessment. The first annual testing for goodwill impairment will occur at October 31, 2011. The carrying value of goodwill at June 30, 2011 is $5,633. No impairment losses were recognized as of June 30, 2011.
     The Company has other intangible assets which consist of a core deposit intangible that had, as of June 30, 2011, a remaining average amortization period of approximately nine years.
     The following table presents the changes in the carrying amount of the core deposit intangible, gross carrying amount, accumulated amortization, and net book value as of June 30, 2011:

($ in 000’s)	June 30, 2011
Balance at beginning of period	$768
Amortization expense	(49)

Balance at end of period	$719

Gross carrying amount	$784
Accumulated amortization	(65)

Net book value	$719

Note 7. OTHER REAL ESTATE ACQUIRED THROUGH FORECLOSURE
     The following table presents the changes in other real estate acquired through foreclosure:

Six Months Ended
($ in 000’s)	June 30, 2011
Balance, beginning of period	$3,406
Additions	2,038
Dispositions	(1,004)
Valuation adjustments in the period	—

Balance, end of period	$4,440

     During the period, Service1st Bank transferred two properties into other real estate owned and sold one property for a $33,000 gain on the sale of the property. As of June 30, 2011, Service1st Bank had four parcels of property in other real estate acquired through foreclosure.
Note 8. DEPOSITS
     The composition of deposits is as follows:

	June 30,	December 31,
($ in 000’s)	2011	2010
Demand deposits, non-interest bearing	$54,576	$67,087
NOW and money market accounts	34,056	56,509
Savings deposits	925	1,273
Time certificates, $100 or more	35,059	30,498
Other time certificates	6,969	4,919

Total	$131,585	$160,286

Note 9. STOCK-BASED COMPENSATION
     The Company has two share-based compensation programs. A restricted stock program granted to the Company’s Chief Executive Officer and Chief Financial Officer and the related stock options associated with Service1st Bank’s 2007 Stock Option Plan have been fully discussed in the Company’s 2010 Form 10-K. No grants were made during the first half of 2011. Total compensation cost that has been charged against income for those programs was approximately $280,000 for the period ended June 30, 2011. There has been no income tax benefit recorded because of the offset in the deferred tax asset valuation allowance. As of June 30, 2011 the aggregate intrinsic value of outstanding and vested stock options is $0.
Note 10. REGULATORY MATTERS
     Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2011, the Company and Bank met all capital adequacy requirements to which they are subject.
     Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2011, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. This determination is mandated when an institution becomes party to a formal regulatory action. The Bank cannot be considered well capitalized until the Consent Order is removed. There are no conditions or events since that notification that management believes have changed the institution’s category.

     Actual capital levels and minimum required levels from June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2010
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective		Minimum Required Under
	Actual		Capital Adequacy Purposes		Action Regulations		Regulatory Agreements
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$84.1	71.3%	$9.4	8.0%	N/A	N/A	N/A	N/A
Service1st Bank	$34.4	32.0%	$8.6	8.0%	$10.8	10.0%	$12.9	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$82.8	70.1%	$4.7	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$33.0	30.7%	$4.3	4.0%	$6.5	6.0%	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	$82.8	31.4%	$10.5	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$33.0	19.4%	$6.8	4.0%	$5.4	5.0%	$17.0	10.0%

	December 31, 2010
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective		Minimum Required Under
	Actual		Capital Adequacy Purposes		Action Regulations		Regulatory Agreements
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$87.8	68.8%	$10.2	8.0%	N/A	N/A	N/A	N/A
Service1st Bank	$36.3	31.0%	$9.4	8.0%	$11.7	10.0%	$14.1	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$87.4	68.4%	$5.1	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$35.9	30.6%	$4.7	4.0%	$7.0	6.0%	—	N/A
Tier 1 capital (to average assets)
Consolidated	$87.4	30.5%	$11.5	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$35.9	18.1%	$7.9	4.0%	$9.9	5.0%	$19.8	10.0%
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and our combined and consolidated financial statements and related notes thereto included in or incorporated into Part II, Item 8 of our Annual Report on Form 10-K and the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K , as well as other cautionary statements and risks described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K ..
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
     As a bank holding company, operating from its headquarters and two retail banking locations in the greater Las Vegas area, WLBC provides a variety of loans to its customers, including commercial real estate loans, construction and land development loans, commercial and industrial loans, Small Business Administration (“SBA”) loans, and to a lesser extent consumer loans. As of June 30, 2011, loans secured by real estate constituted 62.19% of WLBC’s loan portfolio. This ratio is calculated by adding together loans secured by real estate at June 30, 2011 (construction, land development and other land loans of $4.1 million, commercial real estate loans of $54.3 million and residential real estate loans of $4.7 million, which total $63.1 million of loans secured by real estate) and dividing this balance by gross loans of $101.5 million at June 30, 2011. WLBC relies on locally-generated deposits to provide WLBC with funds for making loans. The majority of its business is generated in the Nevada market.
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
Summary of Results of Operations and Financial Condition
     This section of Management’s Discussion and Analysis does not contain a comparative format for the respective reporting periods of 2011 and 2010. As discussed in Note 1 in the “Notes to Unaudited Condensed Consolidated Financial Statements,” herein the Company deemed its prior operations as insignificant relative to those of Service 1st. Therefore, we believe such information is not meaningful by way of comparison, and as such it is omitted.
Results of Operations for the Three Months Ended June 30, 2011
     For the three months ended June 30, 2011, we had a net loss of $4.6 million or $(0.30) per common share. Our revenue was derived from interest income of $2.1 million and non-interest income of $192,000. Our expenses for the three months ended June 30, 2011 are comprised of $2.4 million in non-interest expense, $4.3 million of loan loss provision expense and $127,000 of interest expense. Non-interest expense is primarily comprised of $765,000 in salaries and employee benefits $520,000 in legal and accounting fees, and $374,000 in occupancy expense as the company’s locations are leased. Provision expense totaled $4.3 million for the quarter due to deterioration of the loan portfolio. Interest expense of $127,000 is attributed to interest paid to customers on interest-bearing deposits.
Results of Operations for the Six Months Ended June 30, 2011
     For the six months ended June 30, 2011, we had a net loss of $5.0 million or $(0.33) per common share. Our revenue was derived from interest income of $5.9 million and non-interest income of $313,000. Our expenses for the six months ended June 30, 2011 are comprised of $5.3 million in non-interest expense, $5.7 million of loan loss provision expense and $239,000 of interest expense. Non-interest expense is primarily comprised of $1.5 million in legal and accounting fees significantly impacted by SEC filings during the period, $1.6 million in salaries and employee benefits, and $748,000 in occupancy expense as the company’s locations are leased. Provision expense totaled $5.7 million for the first half of the year due to further deterioration of the loan portfolio, mostly reported during the second quarter. Interest expense of $239,000 is primarily attributed to interest paid to customers on interest-bearing deposits.

Net Interest Income
     The following tables set forth WLBC’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the periods ended June 30, 2011.

	For the Three Months			For the Six Months
	Ended June 30, 2011			Ended June 30, 2011
		Interest			Interest
		Income/			Income/
($ in 000’s)	Average Balance	Expense	Yield	Average Balance	Expense	Yield

INTEREST EARNING ASSETS:
Certificates of Deposits	$12,083	$27	.87%	$16,442	$91	1.12%
Money Market fund	47,378	1	0.01%	49,792	2	.01%
Interest bearing deposits	34,921	21	0.24%	27,134	31	.23%
Securities, taxable and other	4,921	19	1.57%	5,296	10	.38%
Portfolio loans(1)	104,155	2,018	7.86%	104,882	5,800	11.21%

Total interest-earnings assets/interest income	203,458	2,086	4.16%	203,546	5,934	5.91%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	6,537	—	—	7,900	—	—
Allowance for loan losses	(1,278)	—	—	(683)	—	—
Other assets	15,225	—	—	14,764	—	—

Total assets	$223,942	$—	$—	$5,527	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY INTEREST-BEARING LIABILITIES:
Interest checking	$8,856	$7	.32%	$9,494	$14	.30%
Money Markets	26,667	37	.56%	25,751	70	.55%
Savings	959	2	.85%	1,068	3	.57%
Time deposits under $100,000	6,778	2	.12%	6,033	4	.13%
Time deposits $100,00 and over	35,796	79	.90%	33,685	145	.87%
Short-term borrowings	—	—	—	1,823	3	.33%

Total interest-bearing liabilities/interest expense	79,056	127	.65%	77,854	239	.62%
NON-INTEREST-BEARING LIABILITIES AND STOCKHOLDERS EQUITY
Non-interest-bearing demand deposits	53,113	—	—	53,634	—	—
Accrued interest on deposits and other liabilities	1,070	—	—	1,153	—	—

Total liabilities	133,239	—	—	132,641	—	—
Stockholders’ equity	90,703	—	—	92,886	—	—

Total liabilities and stockholders’ equity	$223,942	$—	—	$225,527	$—	—

Net interest income and interest rate spread(2)	—	$1,959	3.46%	—	$5,695	5.29%

Net interest margin(3)	—	—	3.90%	—	—	5.67%
Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	257%	—	—	261%	—	—

(1)	Average balance includes average nonaccrual loans of approximately $8.3 million for three months ended and $6.7 million for the six months ended 2011. Net loan fees of $16,000 are included in the yield computation for the three months ended, while $35,000 in net loan fees are included for the six months ended for 2011.

(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(3)	Net interest margin represents net interest income annualized and then divided by average interest-earning assets.

For the Three Months Ended
     Net interest income was $2.0 million which included approximately $552,000 of loan discount accretion. The interest rate spread was 3.46% and net interest margin was 3.90% in the second quarter of 2011. During the second quarter of 2011, WLBC sought to closely manage the rates on its deposit base in order to grow deposit balances. Average deposit balances increased $2.5 million as of June 30, 2011 from $76.6 million as of March 31, 2011 to $79.1 million as of June 30, 2011. Overall rates on interest bearing deposit accounts approximated 0.65% for the three months ended June 30, 2011 which resulted in interest expense totaling $127,000. WLBC decreased cash and cash equivalents during the second quarter of 2011 by $1.9 million and certificates of deposit held at other banks by $10.0 million and investment securities portfolio decreased by $2.1 million. (Cash and cash equivalents consist of cash and amounts due from banks, federal funds sold and certificates of deposits with original maturities of three months or less.)
     Net interest income continued to be positively impacted in the second quarter of 2011 by accretion of the purchase accounting marks. In addition, WLBC continues to maintain a ratio of average non-interest bearing deposit levels to total deposits of 40%; as of June 30, 2011 the ratio of average non-interest bearing to total deposits was 40.19%.
For the Six Months Ended
     Net interest income was $5.7 million which included approximately $2.8 million of loan discount accretion. The interest rate spread was 5.29% and net interest margin was 5.67% during the first six months of 2011. During the first six months of 2011, WLBC sought to closely manage the rates on its deposit base in order to increase its average outstanding deposits. Average deposits decreased $30.4 million as of June 30, 2011 from $161.9 million as of March 31, 2010 to $131.5 million as of June 30, 2011. Overall rates on interest bearing deposit accounts approximated 0.62% for the six months ended June 30, 2011 which resulted in interest expense totaling $239,000. WLBC decreased average cash and cash equivalents during the first six months of 2011 by $4.1 million and certificates of deposit held at other banks by $10.5 million and investment securities portfolio decreased by $2.6 million. (Cash and cash equivalents consist of cash and amounts due from banks, federal funds sold and certificates of deposits with original maturities of three months or less.)
Net interest income continued to be positively impacted in the first six months of 2011. Interest bearing transactional deposits decreased by $12.2 million from the $39.3 million as of December 31, 2010 to $27.1 million as of June 30, 2011 primarily due to $23.5 million of interest bearing deposits that the FDIC deemed to be brokered deposits were eliminated on January 4, 2011. The overall yield on interest bearing deposits was 0.62% as of June 30, 2011. In addition, WLBC continues to maintain a ratio of non-interest bearing deposit levels to total deposits of 40%; as of June 30, 2011 the ratio of average non-interest bearing to total deposits was 40.79%.
Provision for Loan Losses
     The provision for loan losses was $4.3 million for the quarter ending June 30, 2011, and $5.7 million for the first six months of 2011. During the second quarter, two previously performing loans became impaired which resulted in a provision of $1.9 million. Two relationships previously identified as impaired required additional reserves in the amount of $800,000. Three loans were charged off requiring additional reserves of approximately $1.2 million. The balance of the provision primarily relates to new loans and certain performing loans that were downgraded.
Non-Interest Income
     Non-interest income primarily consists of loan documentation and late fees, service charges on deposits, other fees such as wire, ATM fees, and gains on loans.

	Three Months Ended	Six Months Ended
($ in 000’s)	June 30, 2011	June 30, 2011

Service charge income	$78	$156
Other non-interest income	116	157

	$192	$313

Three Months Ended
     Non-interest income increased to $192,000 for the three months ended June 30, 2011. This revenue is primarily attributable to $78,000 in service charge income due to a continuing effort by WLBC’s management to adhere to fee income policies, including limiting waivers of such fees. Other non-interest income of $106,000 consisted of $40,000 in income from an OREO property, and $33,000 from the sale of an OREO property.
Six Months Ended
     Non-interest income was $313,000 for the first six months of 2011. Service charge revenue was $156,000 due to a continuing effort by WLBC’s management to adhere to fee income policies, including limiting waiver of fees. Other non interest income was $141,000 for the first six months of 2011 which included $40,000 from income on OREO property, $33,000 from gain on sale of OREO property, plus a $16,000 gain on recovery of purchased loans (which are payments on loans that were charged-off prior to WLBC acquiring Service1st).
Non-Interest Expense
     The following table sets forth the principal elements of non-interest expenses for the periods ending June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
($ in 000’s)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Salaries and employee benefits	$765	$53	$1,558	$138
Occupancy, equipment and depreciation	374	—	748	—
Computer service charges	74	—	151	—
Federal deposit insurance	129	—	281	—
Professional fees	520	871	1,455	1,726
Advertising and business development	48	—	68	—
Insurance	67	75	138	149
Telephone	17	—	43	—
Printing and supplies	87	26	229	130
Stock-based compensation	138	631	280	1,262
Other	180	20	350	27

	$2,399	$1,676	$5,301	$3,432

Three Months Ended
     Non-interest expense totaled $2.4 million for the three months ended June 30, 2011 compared to $1.7 million for the three months ended June 30, 2010. Salaries and employee benefits grew from $63,000 for the three months ended June 30, 2010, to $765,000 for the three months ended June 30, 2011. In comparing the three months ended June 30, 2011 to June 30, 2010 occupancy grew $374,000, other expenses increased $160,000 primarily from a $109,000 in OREO property expenses, FDIC insurance expense grew $129,000 while computer service charges increased $74,000. These increases were all attributed to WLBC’s acquisition of Service1st. Professional fees decreased $351,000 from $871,000 for the three months ended June 30, 2010 to $520,000 for the three months ended June 30, 2011. This decrease is attributed to WLBC’s management attempting to reduce legal, accounting and consulting expenses as acquisition activity subsides in 2011. In addition, stock based compensation expense decreased $493,000 between the periods. In 2010, the Company was accruing for the previously approved stock grant awards.
Six Months Ended
Non-interest expense totaled $5.3 million for the six months ended June 30, 2011 compared to $3.4 million for the six months ended June 30, 2010. Salaries and employee benefits grew from $138,000 for the six months ended June 30, 2010, to $1.6 million for the six months ended June 30, 2011. In comparing the six months ended June 30, 2011 to June 30, 2010 occupancy grew $748,000, other expense increased $323,000 primarily from $111,000 in OREO property expense, FDIC Insurance grew $281,000, and computer charges increased $151,000 while telephone expense grew $43,000. These increases were all attributed to WLBC’s acquisition of Service1st. Professional fees decreased $271,000 from $1.7 million for the six months ended June 30, 2010 to $1.5 million for six months ended June 30, 2011. This decrease is attributed to WLBC’s management attempting to reduce legal, accounting and consulting expenses. In addition, stock based compensation expense decreased $982,000 from the six month period in 2010. As previously reported, the company was accruing $1,850,000 of stock compensation expense over an estimated vesting period of 266 days.
Income Taxes
     Due to WLBC incurring operating losses from inception, no provision for income taxes has been recorded since the inception of WLBC.
Supplemental Results of Operation Information for Predecessors
     The following information represents a discussion and analysis of the results of operations of the Company’s predecessor for the six months ended June 30, 2010.
Service1st Bank of Nevada
    Results of Operations
     For the six months ended June 30, 2010 Service1st reported a net loss was $4.0 million.
     Net interest income was $3.4 million for the six months ended June 30, 2010. This resulted in a net interest margin of 3.4%.
     For the six months ended June 30, 2010, Service1st recorded $3.2 million provision for loan losses.
     For the six months ended June 30, 2010, non-interest income was $306,000. Service charges on deposit accounts represented 79% of total non-interest income.
     For the six months ended June 30, 2010, non-interest expenses were $4.5 million. Salaries and employee benefits were $1.9 million. Other overhead costs during the first half of 2010 included professional fees of $993,000, occupancy expense of $844,000, data processing expenses of $145,000, FDIC insurance expense of $248,000, and other expenses of $305,000.
     No income tax expense was recorded for six months ended June 30, 2010.
Financial Condition
    Assets
     Total assets were at $223.3 million as of June 30, 2011, a decrease of $34.2 million, from $257.5 million as of December 31, 2010. The decrease was principally attributable to a $28.7 million decrease in deposits. WLBC eliminated $23.5 million in deposits on January 4, 2011 so that the Company would be in compliance with its September 1, 2010 Consent Order in which the FDIC deemed a certain deposit to be brokered. As a result of deposits dropping $23.5 million, cash and cash equivalents (consisting of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less), decreased slightly while certificate of deposits held at other banks decreased $22.7 million as the Company decided to allow maturing certificates of deposits held at other institutions for investment purposes, not to be reinvested.
    Cash and Cash Equivalents
     Cash and cash equivalents consist of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less. Cash and cash equivalents totaled $103.4 million at June 30, 2011 and $103.2 million at December 31, 2010. Cash and cash equivalents are managed based upon liquidity needs, investment opportunities and risk adjusted returns on any investments. The current low yield on investment securities coupled with the market risk warrants keeping funds in the most secure opportunities in management’s view. Immediate liquidity allows funding of high quality loans when available.
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
     Certificates of deposits consist of investments of $250,000 or less, in bank CD’s throughout the United States of America. Certificates of deposit totaled $4.2 million at June 30, 2011 and $26.9 million at December 31, 2010. Certificates of deposits are managed based on liquidity needs. The $22.7 million decrease in certificates of deposits since year end is directly related to the $23.5 million in interest-bearing checking which was wired out of the bank on January 4, 2011 so that the Company would be in compliance with its September 1, 2010 Consent Order in which the FDIC deemed a certain depository account relationship to be brokered. As a result of the $23.5 million leaving, bank management decided not to reinvest these funds.
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
     WLBC’s investment portfolio is currently composed primarily of: (i) U.S. Government Agency securities; (ii) investment grade corporate debt securities; and (iii) collateralized mortgage obligations. At June 30, 2011, investment securities totaled $4.5 million, a decrease of 36.69% or $2.6 million, compared with $7.1 million at December 31, 2010.
     WLBC has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.
Loans
     Gross loans, net of deferred fees and the allowance for loan losses, decreased $9.1 million from $106.2 million as of December 31, 2010 to $97.1 million as of June 30, 2011, primarily as a result of $8.3 million in new loans less $9.7 million in payoffs and paydowns, $1.3 million in charged off loans, $2.0 million in loans being reclassified to other real estate owned (OREO), and an increase in the allowance for loan losses of $4.4 million.
     Residential real estate decreased $4.5 million, from $9.2 million as of December 31, 2010 to $4.7 million as of June 30, 2011 primarily due to the payoff of two large residential real estate loans, the first loan for $2.3 million, the second for $2.9 million.
     Commercial real estate decreased $669,000, from $55.0 million as of December 31, 2010 to $54.3 million as of June 30, 2011 primarily due to the paydowns being mostly offset by new loan originations.
     Construction, land development and other land loans decreased $1.8 million, from $5.9 million as of December 31, 2010 to $4.1 million as of June 30, 2011 primarily due to $2.0 million in loans being reclassified to OREO and $114,000 loan balance being charged off.
     Commercial and industrial loans increased $2.4 million primarily due to the origination of forty-one new loans totaling $6.4 million in the first quarter 2011 less charge-offs of $1.2 million and payoffs and paydowns of $2.8 million.

     The following table summarizes nonperforming assets by category including loans purchased with credit impairment with no contractual interest being reported.

	June 30,	December 31,
($ in 000’s)	2011	2010
Nonaccrual loans:
Loans Secured by Real Estate:
Construction, land development and other land loans	$508	$2,632
Commercial real estate	7,172	1,224
Residential real estate (1-4 family)	—	2,900

Total loans secured by real estate	7,680	6,756
Commercial and industrial	1,970	3,670
Consumer	—	—

Total nonaccrual loans	9,650	10,426
Past due (›90 days) loans and accruing interest:
Loans Secured by Real Estate:	—	—
Construction, land development and other land loans	—	—
Commercial real estate	—	—
Residential real estate (1-4 family)	—	—

Total loans secured by real estate	—	—
Commercial and industrial	—	—
Consumer	—	—

Total past due loans accruing interest	—	—

Total nonperforming loans(1)	9,650	10,426

Other real estate owned (OREO)	4,440	3,406

Total nonperforming assets	$14,090	$13,832

Non-Performing loans as a percentage of total portfolio loans	9.50%	9.81%
Non-Performing assets as a percentage of total assets	6.31%	5.37%
Allowance for loan losses as a percentage of nonperforming loans	45.64%	0.35%

(1)	There are no nonperforming restructured loans that have not already been presented in nonaccrual. Certain loans that have demonstrated compliance with the restructured loan terms for more than six months have been returned to performing status as a result of the sustained performance.
    Other Real Estate Owned
     Other real estate owned (OREO) increased $1.0 million from $3.4 million as of December 31, 2010 to $4.4 million as of June 30, 2011 when a $2.0 million construction, land and other land loan was moved to the classification of OREO as of February 28, 2011. The sale of one parcel of property for $1.0 million was completed during the second quarter of 2011. This sale resulted in a $33,000 gain being recorded.
Deposits
     WLBC’s deposit activities are based in Nevada and primarily generated from this local area. Deposits have historically been the primary source for funding asset growth. As of June 30, 2011 the company has no brokered deposits.
     During the first quarter of 2011 the company sought to manage rates on its deposit base in order to increase its net interest income, interest rate spread and net interest margin. Deposits decreased $28.7 million or 17.91% as of June 30, 2011 from $160.3 million as of December 31, 2010 to $131.6 million as of June 30, 2011.
     Interest-bearing transactional deposits decreased $22.8 million from $57.8 million as of December 31, 2010 to $35.0 million as of June 30, 2011 primarily as a result of the company eliminating $23.5 million on January 4, 2011 in order for WLBC to remain in compliance with the Consent Order issued September 1, 2010 which deemed a certain depository account as a brokered deposit.
     Non-interest bearing checking accounts decreased $12.5 million or 18.63% from $67.1 million as of December 31, 2010 to $54.6 million as of June 30, 2011 primarily due to escrowed funds being utilized for major construction projects during the early months of 2011.

Capital Resources
     The current and projected capital position of WLBC and the impact of capital plans on long term strategies are reviewed regularly by management. WLBC’s capital position represents the level of capital available to support continuing operations and expansion.
      Service1st is subject to certain regulatory capital requirements mandated by the FDIC and generally applicable to all banks in the United States. Failure to meet minimum capital requirements can result in restrictions on activities (including restrictions on the rates paid on deposits), and otherwise may cause federal or state bank regulators to initiate enforcement and/or other action against WLBC or the subsidiary bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Service1st’s capital amounts and classifications are also subject to qualitative judgments by the FDIC about components, risk weightings and other factors. In accordance with Service1st’s Consent Order dated September 1, 2010, Service1st must maintain its Tier 1 capital in such an amount to ensure that its leverage ratio equals or exceeds 8.5%.
     As of June 30, 2011, WLBC’s capital was $89.1 million, which WLBC deems adequate to support continuing operations and growth. As a de novo bank, Service1st is required to maintain a Tier 1 capital leverage ratio of not less than 8.0% during Service1st’s first seven years of operations. As a commitment made to the FDIC during acquisition application processing, we also agreed to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013 or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada Financial Institutions Division terminates.
     WLBC’s capital ratios at June 30, 2011 and December 31, 2010 respectively, relative to the ratios required of banks under the prompt corrective action regime or other requirements put in place by federal banking regulations, are as follows:

			“To Be Adequately
			Capitalized Under
			Regulatory
Capital Ratios:	WLBC	Service1st	Agreement”
June 30, 2011
Tier 1 equity to average assets	31.4%	19.4%	10.00%
Tier 1 risk-based capital ratio	70.1%	30.7%	6.00%
Total risk-based capital ratio	71.3%	32.0%	12.00%

December 31, 2010
Tier 1 equity to average assets	30.5%	18.1%	10.0%
Tier 1 risk-based capital ratio	68.4%	30.6%	6.0%
Total risk-based capital ratio	68.8%	31.0%	12.0%
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
     WLBC’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondents and the Federal Reserve Bank, certificates of deposits at other financial institution (non-brokered), unpledged security investments and lines of credit with the Pacific Coast Bankers’ Bank, Federal Reserve Bank of San Francisco and FHLB of San Francisco. For the period ended June 30, 2011, WLBC had approximately $103.4 million in cash and cash equivalents, approximately $4.2 million in certificates of deposits at other financial institutions, with maturities of one year or less. In addition, WLBC had $1.4 million in unpledged security investments, of which $824,000 is classified as available for sale, while the remaining $620,000 is classified as held to maturity. WLBC also has a $2.6 million collateralized line of credit with the Federal Reserve Bank of San Francisco and a $16.5 million collateralized line of credit with the Federal Home Loan Bank of San Francisco. In addition, an unsecured “Fed Funds” facility with Pacific Coast Bankers’ Bank in the amount of $5.0 million was established in March 2011. As of June 30, 2011, all of the lines have a zero balance.

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

	June 30,	December 31,
($ in 000’s)	2011	2010
Commitments to extend credit	$16,741	$18,504
Standby commercial letters of credit	$743	$590
     WLBC maintains an allowance for unfunded commitments, based on the level and quality of WLBC’s undisbursed loan funds, which comprises the majority of WLBC’s off-balance sheet risk. For the periods ended June 30, 2011 and December 31 2010, respectively, the allowance for unfunded commitments was approximately $35,000, and $372,000 respectively.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. There have been no material changes in market risk as of June 30, 2011 to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     As of August 1, 2011, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
10.16*+	Form of Director Indemnification Agreement entered into by Directors Anderson, Goldstein, Hill, Martin, and Wright

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

+	filled herewith

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN LIBERTY BANCORP
/s/ William E. Martin
	Name:	William E. Martin
Date: August 5, 2011	Title:	Chief Executive Officer (Principal Executive Officer)

WESTERN LIBERTY BANCORP
/s/ George A. Rosenbaum Jr.
	Name:	George A. Rosenbaum Jr.
Date: August 5, 2011	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)