Form 10-Q
period 2011-09-30
WESTERN LIBERTY BANCORP
filed 2011-11-10
CIK 1406251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     As of November 8, 2011, the registrant had 14,333,623 shares of its common stock, par value $0.0001 per share, outstanding.

WESTERN LIBERTY BANCORP

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. (Removed and Reserved)	38
Item 5. Other Information	38
Item 6. Exhibits	38
Signatures	39
Exhibit 31.1	40
Exhibit 31.2	41
Exhibit 32.1	42
Exhibit 32.2	43
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WESTERN LIBERTY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in 000’s)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$4,815	$11,675
Money market funds	100	52,206
Interest-bearing deposits in banks	90,089	39,346

Cash and cash equivalents	95,004	103,227
Certificates of deposits	246	26,889
Securities, available for sale	773	1,819
Securities, held to maturity (fair value of $3,635 and $5,287, respectively)	3,631	5,314
Loans, net of allowance ($3,005 and $36, respectively)	98,771	106,223
Premises and equipment, net	927	1,228
Other real estate owned, net	4,119	3,406
Goodwill	—	5,633
Other intangibles, net	695	768
Accrued interest receivable and other assets	1,974	3,039

Total assets	$206,140	$257,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand	$52,770	$67,087
Interest bearing	72,013	93,199

Total deposits	124,783	160,286
Contingent consideration	—	1,816
Accrued interest payable and other liabilities	684	1,615

Total liabilities	125,467	163,717

Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,088,023 issued and 14,448,610, and 15,088,023, respectively outstanding	1	1
Additional paid-in capital	117,728	117,317
Accumulated deficit	(35,361)	(23,489)
Treasury stock, at cost, 639,413 and 0 shares, respectively	(1,696)	—

Accumulated other comprehensive gain, net	1	—

Total stockholders’ equity	80,673	93,829

Total liabilities and stockholders’ equity	$206,140	$257,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN LIBERTY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in 000’s except per share data)

					Service1st
					Bank
					Predecessor
					For the
					Nine
	For the Three Months				Months
	Ended		For the Nine Months Ended		Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2010
Interest and dividend income:
Loans, including fees	$1,587	$—	$7,387	$—	$5,371
Securities, taxable and other	60	1	194	5	745

Total interest and dividend income	1,647	1	7,581	5	6,116

Interest expense:
Deposits
Total interest expense	123	—	362	—	1,083

Net interest income	1,524	1	7,219	5	5,033

Provision for loan losses :	1,718	—	7,430	—	3,938

Net interest income / (loss) after provision for loan losses	(194)	1	(211)	5	1,095

Non-interest income:
Service charges	77	—	233	—	351
Gain on sale of OREO	—	—	34	—	—
Change in fair value of contingent consideration	1,816	—	1,816	—	—
Other	84	—	207	—	115

Total non-interest income	1,977	—	2,290	—	466

Non-interest expense:
Salaries and employee benefits	823	56	2,381	194	2,688
Occupancy, equipment and depreciation	365	—	1,113	—	1,232
Computer service charges	71	—	222	—	218
Federal deposit insurance	111	—	392	—	387
Legal and professional fees	341	948	1,796	2,673	1,528
Advertising and business development	17	—	85	—	74
Insurance	73	76	211	226	60
Telephone	19	—	62	—	79
Printing and supplies	30	142	259	273	39
Director fees	51	—	149	—	—
Stock-based compensation	131	(1,850)	411	(588)	607
Provision for unfunded commitments	48	—	(288)	—	(442)
Oreo property impairment	686	—	686	—	—
Goodwill impairment	5,633	—	5,633	—	—
Other	251	15	839	41	451

Total non-interest expense	8,650	(613)	13,951	2,819	6,921

Net income/(loss)	$(6,867)	$614	$(11,872)	$(2,814)	$(5,360)

Comprehensive income/(loss)	$(6,861)	$614	$(11,871)	$(2,814)	$(5,372)

Basic earnings/(loss) per common share	$(0.46)	$0.06	$(0.79)	$(0.26)	$(107.59)

Diluted earnings/(loss) per common share	$(0.46)	$0.01	$(0.79)	$(0.26)	$(107.59)

Weighted average common shares outstanding — basic	15,058,383	10,959,169	15,078,143	10,959,169	49,811

Weighted average common shares outstanding — diluted	15,058,383	59,226,927	15,078,143	10,959,169	49,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN LIBERTY BANCORP CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in 000’s)

			Service1st Bank
			Predecessor For
			the Nine Months
	For the Nine Months Ended		Ended
	September 30,	September 30,	September 30,
	2011	2010	2010
Cash flow from operating activities:
Net loss	$(11,872)	$(2,814)	$(5,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	411	(588)	607
Accretion of loan discount, net	(3,131)	—	—
Amortization of core deposit intangible	73	—	—
OREO property impairment	686	—	—
Goodwill impairment	5,633	—	—
Contingent liability impairment	(1,816)	—	—
Provision for loan losses	7,430	—	3,938
Depreciation of premises and equipment	325	—	385
Amortization of securities premiums/discounts, net	159	—	46
Gain on sale of securities	—	—	(13)
Gain on disposition of other real estate owned	(34)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	1,086	—	(470)
(Decrease) increase in accrued interest payable and other liabilities	(931)	(249)	(383)

Net cash used in operating activities	(1,981)	(3,651)	(1,250)

Cash flow from investing activities:
Purchases of certificates of deposit	—	—	(39,921)
Proceeds from maturities of certificates of deposit	26,643	—	17,061
Purchases of securities available for sale	(250)	—	(6,000)
Proceeds from sale of securities available for sale	—	—	4,000
Proceeds from principal paydowns of securities available for sale	1,265	—	5,489
Proceeds from maturities of securities held to maturity	1,500	—	2,497
Proceeds from principal payouts of securities held to maturity	36	—	63
Proceeds from disposition of other real estate owned	1,074	—	—
Purchase of premises and equipment	(24)	—	(72)
Net decrease in loans	713	—	9,771

Net cash provided by (used in) investing activities	30,957	—	(7,112)

Cash flow from financing activities:
Net increase (decrease) in deposits	(35,503)	—	(13,445)
Payments to repurchase common stock	(1,696)	—	—

Net cash provided by (used in) financing activities	(37,199)	—	(13,445)

Net (decrease) in cash and cash equivalents	(8,223)	(3,651)	(21,807)
Cash and cash equivalents, beginning of period	103,227	87,969	49,633

Cash and cash equivalents, end of period	$95,004	$84,318	$27,826

Supplemental disclosures of cash flow information:
Interest paid on deposits and other borrowed funds	$356	$—	$1,172
Supplemental disclosure of noncash investing and financing activities:
Transfers of loans to other real estate owned	$2,440	$—	$3,019

Principal paydowns on SBA loan pool securities reclassified to other assets	$21	$—	$82

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
Predecessors
     Since the Company’s operations prior to the acquisition of Service1st were insignificant relative to that of Service1st, management believes that Service1st is the Company’s predecessor. Management has determined this based on an evaluation of the various facts and circumstances, including, but not limited to the life of Service1st, the operations of Service1st, the purchase price paid, and the fact that the operations on a prospective basis will be most similar to Service1st. Accordingly, the historical statement of operations for the nine months ended September 30, 2010 and statement of cash flows for the nine months ended September 30, 2010 of Service1st Bank have been presented.
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
     During 2011, Service1st implemented a new program to assist in determining estimated credit losses. During the latter part of 2010, management began researching for ALLL models that would provide a better estimate for the ALLL but was consistent with all accounting and regulatory guidance. By the end of 2010 a new ALLL model was purchased, data was loaded and initial tests were made comparing the results to the existing methodology. The old and new models were run in parallel for a period of time. The new model has been used since the June 30, 2011 reporting period. The new program utilizes a dual factor approach. The ALLL methodology incorporates both a payment default rate (“PD”) and a loss given default (“LGD”) rate in lieu of evaluating loss primarily based on charge-offs to total loans. Service1st uses a historical look-back period of three years to compute the payment default rate and loss given default rate. When not statistically meaningful, Service1st will utilize peer institution data to determine an appropriate PD and LGD by that specific loan type. Pursuant to the Joint Policy Statement issued in 2006, the model provides for a variety of qualitative factors to adjust for specific conditions associated with the institution and local market conditions. This method does not produce materially different results from the previously used ALLL model.
     The allowance consists of general and specific components. The general component covers non-impaired loans and is based on the methodology described above. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan.
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
     Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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
     Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment in our market and a lack of confidence in a sustainable recovery. The Las Vegas market has begun to see an increase in visitor traffic and slight upticks in gaming revenue year over year. However, the oversupply of real estate will continue to suppress values for the foreseeable future. Consequently we believe real estate appraisals will continue to reduce asset valuations and further stress individuals and businesses that rely on real estate to generate cash flows. The general component covers non-impaired loans and is based on the methodology described above. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. The dual factors of payment default rate and a loss given default rate are supplemented with other economic factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:
•	Loans secured by real estate construction, land development and other land loans

•	Commercial real estate

•	Residential real estate

•	Commercial and industrial

•	Consumer
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
     The Company, as a result of its purchase of Service1st Bank of Nevada on October 28, 2010, acquired a portfolio of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans were recorded at fair value and there was no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. It is important that consideration to loss experience be blended with the significant discounts to properly reflect the carrying value of the legacy loan portfolio. In the current process, a general component of the allowance for loan losses is being recorded for new loan originations that were determined based on historical experience and management’s judgment.
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
Goodwill and other intangible assets
     Goodwill resulting from a business combination after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected October 31st as the date to perform the annual impairment test, or such time as an event occurs or circumstances change that would likely reduce the fair value of the reporting unit, as was the case during this quarter. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. WLBC acquired Service1st Bank of Nevada on October 28, 2010 which resulted in goodwill of $5.6 million being recorded. See Note 6, Goodwill and Intangibles, of Part I, Item I of this Form 10-Q for further discussion of the goodwill impairment charge taken during the quarter.
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
Treasury stock
     On August 18, 2011, the Company announced that its board of directors authorized the repurchase of 5% of the Company’s outstanding common stock, or approximately 750,000 shares. The Company appointed an agent to purchase the common shares on behalf of the Company in the open market. It is the Company’s intent that such purchases benefit from the safe harbor provided by Rule 10b-18, promulgated by the Securities and Exchange Commission under the Securities exchange Act of 1934, as amended. As of September 30, 2011, using the trade date, the Company purchased 639,413 shares of its common stock. The volume weighted average cost of the acquired shares was $2.65, with an aggregate cost of $1,696,112.
The Company records the repurchase of shares of common stock at cost based on the trade date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

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
     Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of September 30, 2011. The estimated fair value amounts as of September 30, 2011 have been measured as of that date and have been updated for purposes of these financial statements. As such, the estimated fair values of these financial statements subsequent to the reporting date may be different than the amounts reported as of September 30, 2011.
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
     Loans
     For variable rate loans that re-price frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprise approximately 57% of the loan portfolio as of September 30, 2011. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the re-pricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.
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
Contingent Consideration
     Contingent consideration is measured at its estimated fair value on a quarterly basis by management and material fair value adjustments are recorded in the period they occur. The fair value of the contingent consideration is determined based on various models, which take into account the expected value of the Company’s stock, taking into account current and projected values, volatility, and other factors. During the third quarter of 2011 it was determined based on the continued decline in stock price, the volatility of the stock and current market conditions, the performance of the company, the goodwill impairment and the remaining time that the contingency is in place, that the probability of reaching the prescribed targets was nominal. As a result, management reversed all of the contingent consideration liability. The Company will continue to reevaluate this determination on a quarterly basis.
Loss per share
     Diluted earnings per share are based on the weighted average outstanding common shares (excluding treasury shares, if any) during each period, including common stock equivalents. Basic earnings per share are based on the weighted average outstanding common shares during the period.
     Due to the Company’s historical net losses, all of the Company’s stock-based awards are considered anti-dilutive, and accordingly, basic and diluted loss per share is the same. As of September 30, 2011, approximately 447,000 stock-based instruments were issued and outstanding. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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
     In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Also of note is that the update deferred the additional required disclosures surrounding trouble debt restructurings to interim and annual periods beginning after June 15, 2011. The additional trouble debt restructuring disclosures which are required in the third quarter 2011 include the amount and type of trouble debt restructurings which occurred during the period in addition to the amount and type of defaults of troubled debt restructurings that had been restructured in the preceding 12 months. The provisions of this update do not have a material impact on the Company’s financial position, results or operations or cash flows.
Newly issued but not yet effective accounting standards
     In May 2011, the FASB issued an accounting standards update to improve the comparability between US GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) Disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs. (ii) Categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed. (iii) Instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of US GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of Shareholder’s Equity. The update requires that all non-owner changes in shareholder’s equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed. On October 21, 2011, the FASB announced these requirements will be deferred. No implementation date was given.
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

     In order to assist WLBC in gaining the requisite approval of certain bank regulatory authorities in connection with the Acquisition, each of the 48,067,758 warrants outstanding when the Acquisition occurred was exchanged for one thirty-second (1/32) of one share of WLBC common stock. Warrant holders also received $0.06 per warrant as a consent fee, or $2.9 million in total. Accordingly, we issued 1,502,088 shares on October 28, 2010 in the exchange of outstanding warrants for common stock.
     On October 28, 2010, the 900 Bank Stock Warrants were converted to 42,834 WLBC stock warrants with an exercise price of $21.01 per stock warrant and all were exercisable at that time. The exercise price was determined in accordance with the Merger Agreement, dated November 6, 2009. The exercise price is calculated by the common stock exchange ratio of 47.5975. Each Service1st stock warrant had an exercise price of $1,000.00. The $1,000.00 is divided by the exchange ratio to create the equivalent exercise price for the Company’s stock warrant ($1,000.00 divided by 47.5975 equals $21.01). As of September 30, 2011, the aggregate intrinsic value of outstanding and vested stock warrants is $0.
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

	Fair Value Measurements at September 30, 2011
		Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale
Collateralized Mortgage Obligation Securities-commercial	$520	$—	$520	$—
U.S. Agencies	253	—	253	—

	$773	$—	$773	$—

     There were no transfers between Levels during 2011.

Fair Value Measurements at December 31, 2010
Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale
Collateralized Mortgage Obligation Securities-commercial	$1,819	$—	$1,819	$—

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

	Fair Value Measurements at September 30, 2011
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Input
($ in 000’s) Description	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Commercial real estate	$2,631	$—	$—	$2,631
Other real estate owned
Construction, land development and other land	1,939	—	—	1,939
Commercial real estate	2,180	—	—	2,180

	$6,750	$—	$—	$6,750

	Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
($ in 000’s)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Construction, land development and other land	$3,220	—	—	$3,220
Commercial real estate	1,648	—	—	1,648
Residential real estate	2,900	—	—	2,900
Commercial and Industrial	3,670	—	—	3,670
Other real estate owned
Construction, land development and other land	625	—	—	625
Commercial real estate	2,781	—	—	2,781

	$14,844	$	$	$14,844

Impaired loans
     The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Accordingly, the resulting fair value measurement has been categorized as a Level 3 measurement. Impaired loans measured for impairment using the fair value of collateral, had a carrying amount of $2.6 million at September 30, 2011 (after netting $791,000 specific valuation allowance included in the allowance for loan losses). The $2.6 million of impaired loans carried at fair value were the result of certain credit and yield discounts and the aforementioned specific valuation allowance. There have been discounts applied in the amount of $9,000 on these impaired loans carried at fair value.
Other real estate owned
     Other real estate owned consists of properties acquired as a result of foreclosure, a deed-in-lieu-of foreclosure, or an in-substance foreclosure. Properties classified as other real estate owned are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. In August 2011, there was a $686,000 valuation allowance charged against one of the above listed properties which resulted in a total of $686,000 expensed for both the third quarter and year-to-date 2011.
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
     The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
($ in 000’s)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$95,004	$95,004	$103,227	$103,227
Certificates of deposits	246	246	26,889	26,889
Securities available for sale	773	773	1,819	1,819
Securities held to maturity	3,631	3,635	5,314	5,287
Loans, net	98,771	98,077	106,223	106,223
Accrued interest receivable	283	283	447	447
Financial Liabilities:
Deposits	$124,783	$124,783	$160,286	$160,286
Accrued interest payable	41	41	35	35
Loan commitments
     The estimated fair value of the standby letters of credit at September 30, 2011 and December 31, 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2011 and December 31, 2010.
Note 4. SECURITIES
     Carrying amounts and fair values of investment securities at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
		Gross	Gross
($ in 000’s)	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value
US Agencies	$250	$3	$—	$253
Collateralized Mortgage Obligation Securities-commercial	522	—	(2)	520

	$772	$3	$(2)	$773

		Gross	Gross
($ in 000’s)	Amortized	Unrecognized	Unrecognized	Fair
Securities Held to Maturity	Cost	Gains	Losses	Value
Corporate Debt Securities	$3,041	$1	$(4)	$3,038
Small Business Administration Loan Pools	590	7	—	597

	$3,631	$8	$(4)	$3,635

December 31, 2010
		Gross	Gross
($ in 000’s)	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value
Collateralized Mortgage Obligation Securities-commercial	$1,819	$—	$—	$1,819

		Gross	Gross
($ in 000’s)	Amortized	Unrecognized	Unrecognized	Fair
Securities Held to Maturity	Cost	Gains	Losses	Value
Corporate Debt Securities	$4,663	$—	$(27)	$4,636
Small Business Administration Loan Pools	651	—	—	651

	$5,314	$—	$(27)	$5,287

     There have been no sales of securities or gross realized gains or losses in any of the periods presented.
     As of September 30, 2011 and December 31, 2010, securities of $3.0 and $4.7 million, respectively were pledged for various purposes as required or permitted by law.
     Information pertaining to securities with gross losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	September 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
($ in 000’s)	(Losses)	Value	(Losses)	Value
Securities Available for Sale
Collateralized Mortgage Obligation Securities — commercial	$(2)	$520	$—	$—

($ in 000’s)
Securities Held to Maturity
Corporate Debt Securities	$(4)	$1,527	$—	$—
Small Business Administration Loan Pools	—	—	—	—

	$(4)	$1,527	$—	$—

December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
($ in 000’s)	(Losses)	Value	(Losses)	Value
Securities Available for Sale
Collateralized Mortgage Obligation
Securities — commercial	$—	$—	$—	$—

	$—	$—	$—	$—

($ in 000’s)
Securities Held to Maturity
Corporate Debt Securities	$(27)	$4,636	$—	$—
Small Business Administration Loan Pools	—	—	—	—

	$(27)	$4,636	$—	$—

     As of September 30, 2011 and December 31, 2010, three debt securities, respectively, have unrealized losses with aggregate degradation of $6,000 and $27,000, respectively, relating primarily to fluctuations in the current interest rate environment and other factors, but do not presently represent realized losses. As of September 30, 2011 and December 31, 2010 there are no securities that have been determined to be other-than-temporarily-impaired (OTTI).
     The amortized cost and fair value of securities as of September 30, 2011 by contractual maturities are shown below. The maturities of small business administration loan pools differ from their contractual maturities because the loans underlying the securities may be repaid without penalties; therefore, these securities are listed separately in the maturity summary.

($ in 000’s)	Amortized Cost	Fair Value
Securities available for sale
Due in one year or less	$522	$520
Due in one to five years	250	253

	$772	$773

($ in 000’s)	Amortized Cost	Fair Value
Securities held to maturity
Due in one year or less	$3,041	$3,038
Small Business Administration loan pools	590	597

	$3,631	$3,635

Note 5. LOANS
     Loans at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
($ in 000’s)	2011	2010
Construction, land development and other land	$3,582	$5,923
Commercial real estate	52,058	54,975
Residential real estate	4,674	9,247
Commercial and industrial	41,373	35,946
Consumer	69	131
Plus: net deferred loan costs	20	37

	101,776	106,259
Less: allowance for loan losses	(3,005)	(36)

	$98,771	$106,223

Activity in the allowance for loan losses was as follows:

					Construction, Land
		Commercial Real	Residential Real		Development, Other
($ in 000’s)	Commercial	Estate	Estate	Consumer	Land	Total
Three months ended
Beginning balance, June 30, 2011	$1,417	$2,504	$7	$1	$475	$4,404
Provision for loan losses	540	1,147	2	(1)	30	1,718
Recoveries	225	—	—	—	—	225
Loan charge-offs	(575)	(2,412)	—	—	(355)	(3,342)

Balance, September 30, 2011	$1,607	$1,239	$9	$—	$150	$3,005

					Construction, Land
		Commercial Real	Residential Real		Development, Other
($ in 000’s)	Commercial	Estate	Estate	Consumer	Land	Total
Nine months ended
Beginning balance, December 31, 2010	$36	$—	$—	$—	$—	$36
Provision for loan losses	3,155	3,651	5	—	619	7,430
Recoveries	225	—	4	—	—	229
Loan charge-offs	(1,809)	(2,412)	—	—	(469)	(4,690)

Balance, September 30, 2011	$1,607	$1,239	$9	$—	$150	$3,005

     The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010:

					Construction,
					Land
		Commercial	Residential		Development,
($ in 000’s)	Commercial	Real Estate	Real Estate	Consumer	Other Land	Total
September 30, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$604	$791	$—	$—	$—	$1,395
Collectively evaluated for impairment	985	448	9	—	150	1,592
Acquired with deteriorated credit quality	18	—	—	—	—	18

Total ending allowance balance	$1,607	$1,239	$9	$—	$150	$3,005

Loans:
Loans individually evaluated for impairment	$4,290	$7,840	$2,943	$—	$714	$15,787
Loans collectively evaluated for impairment	34,322	40,083	1,740	71	1,314	77,530
Loans acquired with deteriorated credit quality	2,797	4,096	—	—	1,566	8,459

Total ending loans balance	$41,409	$52,019	$4,683	$71	$3,594	$101,776

December 31, 2010
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	36	—	—	—	—	36
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$36	$—	$—	$—	$—	$36

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	30,917	50,449	3,988	133	1,006	86,493
Loans acquired with deteriorated credit quality	5,421	4,458	5,257	—	4,630	19,766

Total ending loans balance	$36,338	$54,907	$9,245	$133	$5,636	$106,259

     The impaired balance is the recorded investment, which represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2011 and December 31, 2010 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.
     Impaired loan details as of September 30, 2011 and December 31, 2010 are as follows:

Impaired loans with related allowance:	September 30, 2011
		Percent of		Percent of
	Impaired	Total	Reserve	Total
($ in 000’s)	Balance	Loans	Balance	Allowance
Construction , land development and other land loans	$—	—	$—	—
Commercial real estate	3,422	3.36%	791	26.32%
Residential real estate (1-4 family)	—	—	—	—
Commercial and industrial	4,332	4.25%	622	20.7%
Consumer	—	—	—	—

Total	$7,754	7.61%	$1,413	47.02%

Impaired loans with no related allowance:	September 30, 2011
		Percent of		Percent of
	Impaired	Total	Reserve	Total
($ in 000’s)	Balance	Loans	Balance	Allowance
Construction , land development and other land loans	$2,280	2.24%	$—	—
Commercial real estate	8,514	8.37%	—	—
Residential real estate (1-4 family)	2,943	2.89%	—	—
Commercial and industrial	2,756	2.71%	—	—
Consumer	—	—	—	—

Total	$16,493	16.21%	$—	—

Total impaired loans:	September 30, 2011
		Percent of		Percent of
	Impaired	Total	Reserve	Total
($ in 000’s)	Balance	Loans	Balance	Allowance
Construction , land development and other land loans	$2,280	2.24%	$—	—
Commercial real estate	11,936	11.73%	791	26.32%
Residential real estate (1-4 family)	2,943	2.89%	—	—
Commercial and industrial	7,087	6.96%	622	20.7%
Consumer	—	—	—	—

Total	$24,246	23.82%	$1,413	47.02%

Impaired loans with no related allowance:	December 31, 2010
		Percent of		Percent of
	Impaired	Total	Reserve	Total
($ in 000’s)	Balance	Loans	Balance	Allowance
Construction , land development and other land loans	$3,220	3.03%	$—	—
Commercial real estate	1,648	1.55%	—	—
Residential real estate (1-4 family)	2,900	2.73%	—	—
Commercial and industrial	3,670	3.46%	—	—
Consumer	—	—	—	—

Total	$11,438	10.77%	$—	—

Impaired loans with a related allowance:	December 31, 2010
		Percent of		Percent of
	Impaired	Total	Reserve	Total
($ in 000’s)	Balance	Loans	Balance	Allowance
Construction , land development and other land loans	$—	—	$—	—
Commercial real estate	—	—	—	—
Residential real estate (1-4 family)	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total	$—	—	$—	—

Total impaired loans:	December 31, 2010
		Percent of		Percent of
	Impaired	Total	Reserve	Total
($ in 000’s)	Balance	Loans	Balance	Allowance
Construction , land development and other land loans	$3,220	3.03%	$—	—
Commercial real estate	1,648	1.55%	—	—
Residential real estate (1-4 family)	2,900	2.73%	—	—
Commercial and industrial	3,670	3.46%	—	—
Consumer	—	—	—	—

Total	$11,438	10.77%	$—	—

     The following table depicts the average impaired loan balances, and the interest income recognized during impairment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in 000’s)	Average	Interest	Average	Interest
Construction, land development and other land	$2,542	$30	$2,836	$62
Commercial real estate	13,066	55	13,459	356
Residential real estate	2,961	8	2,955	113
Commercial and industrial	7,165	61	7,297	270
Consumer	—	—	—	—

Total	$25,734	$154	$26,547	$801

     There was no cash-basis interest income recognized during the periods presented above. The gross year-to-date interest income that would have been recorded in the current period had the nonaccrual loans been current in accordance with their original terms was $278,000 for the nine months ending September 30, 2011 and $0 for the nine months ending September 30, 2010.
     The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011
		Over 90 days
($ in 000’s)	Nonaccrual	and accruing
Construction, land development and other land	$1,933	$—
Commercial real estate	8,446	—
Residential real estate	2,943	—
Commercial and industrial	5,580	—
Consumer	—	—

Total	$18,902	$—

	December 31, 2010
		Over 90 days
($ in 000’s)	Nonaccrual	and accruing
Construction, land development and other land	$2,632	$—
Commercial real estate	1,224	—
Residential real estate	2,900	—
Commercial and industrial	3,670	—
Consumer	—	—

Total	$10,426	$—

     The following tables present the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010, respectively:

September 30, 2011
($ in 000’s)	30 to 89 days	Over 90 days	Total Past Due
Construction, land development and other land	$—	$—	$—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Commercial and industrial	2,630	1,022	3,652
Consumer	—	—	—

Total	$2,630	$1,022	$3,652

	December 31, 2010
($ in 000’s)	30 to 89 days	Over 90 days	Total Past Due
Construction, land development and other land	$—	$2,518	$2,518
Commercial real estate	—	1,003	1,003
Residential real estate	—	2,900	2,900
Commercial and industrial	3,108	38	3,146
Consumer	—	—	—

Total	$3,108	$6,459	$9,567

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
     As of September 30, 2011 and December 31, 2010, respectively, the risk category, which relate to credit quality indicators, of loans by class of loans, including accrual and non-accrual loans, (net of deferred fees and costs) is as follows:

	September 30, 2011
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total
Construction, land development and other land	$1,569	$—	$2,025	$—	$3,594
Commercial real estate	30,732	9,351	11,936	—	52,019
Residential real estate	1,740	—	2,943	—	4,683
Commercial and industrial	34,254	1,367	4,652	1,136	41,409
Consumer	71	—	—	—	71

Total	$68,366	$10,718	$21,556	$1,136	$101,776

	December 31, 2010
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total
Construction, land development and other land	$1,006	$—	$4,630	$—	$5,636
Commercial real estate	47,643	2,806	4,296	162	54,907
Residential real estate	3,988	—	5,257	—	9,245
Commercial and industrial	30,677	240	4,483	938	36,338
Consumer	133	—	—	—	133

Total	$83,447	$3,046	$18,666	$1,100	$106,259

Purchased loans
     The Company has purchased loans, for which there was, at acquisition, evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans (including the SBA guaranteed portions) is as follows:

($ in 000’s)	September 30, 2011	December 31, 2010
Construction, land development and other land	$1,566	$4,630
Commercial real estate	4,096	4,458
Residential real estate	—	5,257
Commercial and industrial	2,723	5,421

Total	$8,385	$19,766

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
     The performing loans totaled approximately $89.9 million and were marked with a credit discount of $3.6 million and approximately $49,000 of yield discount. In accordance with current accounting pronouncements, the discounts on performing loans are being recognized on a method that approximates a level yield over the expected life of the loan. During the first nine months of 2011, approximately $1.4 million of discount was accreted on these loans.
     The loans identified as purchased with credit impairments were approximately $35.6 million as of the acquisition date. A credit discount of approximately $10.9 million was recorded and an additional $576,000 of yield discount was also recorded. The yield discount is being recognized on a method that approximates a level yield over the expected life of the loan. The Company does not accrete the credit discount into income until such time as the loan is removed from the bank. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loan and reduces the risk to the bank such that management believes it would be prudent to start recognizing some of the discount is documented. The credit discount represents approximately 30% of the transaction date value of the credit impaired loans. During the first nine months of 2011, as a result of various loan payoffs, and loan activities, a portion of the credit discount was recognized in earnings.
     The following table reflects the discount changes in the purchased credit impaired loan portfolio for the period indicated:

($ in 000’s)	Yield Discount	Credit Discount
Balance, December 31, 2010	$539	$9,317
Accreted to income	(184)	(1,552)
Loans renegotiated and charge-offs	(21)	(1,509)
Other changes, net	—	(91)

Balance, September 30, 2011	$334	$6,165

     Management does not establish general reserves against purchased credit impaired loans. In the event that deterioration in the credit is identified subsequent to the date of the discount, additional specific reserves will be created. As of September 30, 2011, reserves in the amount of $18,000 were added relating to the October 28, 2010 purchased credit impaired loan portfolio.
     Troubled Debt Restructurings:
          The Company has allocated $290,000 and $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, and December 31, 2010, the aggregate amounts of troubled debt restructurings were $15.2 million and $5.5 million, respectively. The Company has not committed to lend additional amounts as of September 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.
     During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following; a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

     Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 18 months to 7 years. Modifications involving an extension of the maturity date were for periods ranging from 2 months to 1 year.
     The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending September 30, 2011:

	Three Months Ended September 30, 2011			Nine Month Ended September 30, 2011
($ in 000’s)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction, land development and other land	—	$—	$—	3	$1,664	$1,374
Commercial real estate	—	—	—	3	6,621	4,486
Residential real estate (including multi-family)	—	—	—	2	2,979	2,979

Total loans secured by real estate	—	—	—	8	11,264	8,839
Commercial and industrial	4	1,603	1,603	10	3,218	1,902
Consumer	—	—	—	—	—	—

Total Troubled Debt Restructurings	4	$1,603	$1,603	18	$14,482	$10,741

     The troubled debt restructurings described above increased the allowance for loan losses by $264,000 and $3.7 million and resulted in charge-offs of $0 and $3.5 million during the three and nine month periods ended September 30, 2011.
     The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Month Ended September 30, 2011
($ in 000’s)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings:
Construction, land development and other land	—	$—	—	$—
Commercial real estate	—	—	—	—
Residential real estate (including multi-family)	—	—	—	—

Total loans secured by real estate	—	—	—	—
Commercial and industrial	—	—	4	1,316
Consumer	—	—	—	—

Total Troubled Debt Restructurings	—	$—	4	$1,316

     The terms of certain other loans were modified during the nine month period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $6.2 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
          In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default or any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.
          A delay in payment is considered to be insignificant if it is less than 3 months.
Note 6. GOODWILL AND INTANGIBLES
     The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit intangibles. Under ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value-based test. All the goodwill is assigned to the sole operating subsidiary, which is the sole reporting unit, Service1st Bank. The Company established October 31 for annual impairment testing of goodwill, or if an event occurs or circumstances change that would more likely than not reduce the fair value of reporting unit. We determine the fair value of our reporting unit and compare it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform as second step to the impairment test to measure the extent of the impairment.

     During the third quarter of 2011, management determined that there was an adverse change in the business climate. This was directly related to the adverse local economy persisting which is continuing to have a meaningful impact on the Bank’s operations, and although the acquisition of the Bank was consummated less than one year ago, it was more likely than not that the fair value of the reporting unit had fallen below its carrying amount. The primary indicator for this decision was the ongoing deterioration of borrowers who can no longer perform under the original terms of the loan agreements. The restructured loans typically require significant reserves or charge-offs based on appraised collateral values that may have declined 50-80% since the inception of the loan resulting in over $7 million in provisions for loan losses during 2011. The Company elected to obtain professional assistance in determining the fair value of the reporting unit and if necessary to assist in determining the fair values of all assets and liabilities, any core deposit intangibles and the fair value of the contingent consideration. We determined the fair value of our reporting unit and compared it to its carrying amount and determined that step two of the impairment test should be performed during the third quarter. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows method as well as the guideline change of control transactions method and public company method. The second step of the goodwill impairment test is performed to determine the amount of the goodwill impairment, if any. Step two required us to compute the implied fair value of the reporting unit goodwill and compare it against the actual carrying amount of the reporting unit goodwill. The implied fair value of the reporting unit goodwill was determined in the same manner that goodwill recognized in a business combination is determined. That is, the fair value of the reporting unit was allocated to all of the individual assets and liabilities of the reporting unit, including any unrecognized identifiable intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit determined in the first step was the price paid to acquire the reporting unit. The allocation process is only performed for purposes of testing goodwill for impairment, as the other assets and liabilities are not written up or down, nor is any additional unrecognized identifiable asset recorded as part of this process.
     After this analysis, it was determined the implied fair value of the goodwill assigned to the reporting unit was less than the carrying value on the Company’s balance sheet, and the Company reduced the carrying value of goodwill to zero through an impairment charge to earnings. Such charge had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by this non-cash expense.
     The following table presents the changes in goodwill for the quarter ended September 30, 2011:

($ in 000’s)	Nine Months Ended September 30, 2011
Balance, December 31, 2010	$5,633
Goodwill impairment charge	(5,633)

Balance, September 30, 2011	$—

     The Company has other intangible assets which consist of a core deposit intangible that had, as of September 30, 2011, a remaining average amortization period of approximately nine years. During the step two analysis completed by Management, it was determined that the core deposit intangible was not impaired.
     The following table presents the changes in the carrying amount of the core deposit intangible, gross carrying amount, accumulated amortization, and net book value as of September 30, 2011:

($ in 000’s)	September 30, 2011
Balance at beginning of period	$768
Amortization expense	(73)

Balance at end of period	$695

Gross carrying amount	$784
Accumulated amortization	(89)

Net book value	$695

Note 7. OTHER REAL ESTATE ACQUIRED THROUGH FORECLOSURE
     The following table presents the changes in other real estate acquired through foreclosure:

Nine Months Ended
($ in 000’s)	September 30, 2011
Balance, beginning of period	$3,406
Additions	2,440
Dispositions	(1,041)
Valuation adjustments in the period	(686)

Balance, end of period	$4,119

     During the period, Service1st Bank sold two properties in other real estate acquired through foreclosure for a $34,000 gain on the sale of the property. As of September 30, 2011, Service1st Bank had four parcels of property.
Note 8. DEPOSITS
     The composition of deposits is as follows:

	September 30,	December 31,
($ in 000’s)	2011	2010
Demand deposits, non-interest bearing	$52,770	$67,087
NOW and money market accounts	32,301	56,509
Savings deposits	599	1,273
Time certificates, $100 or more	31,926	30,498
Other time certificates	7,187	4,919

Total	$124,783	$160,286

Note 9. STOCK-BASED COMPENSATION
     The Company has two share-based compensation programs. A restricted stock program granted to the Company’s Chief Executive Officer and Chief Financial Officer and the related stock options associated with Service1st Bank’s 2007 Stock Option Plan have been fully discussed in the Company’s 2010 Form 10-K. No grants were made during the first nine months of 2011. Total compensation cost that has been charged against income for those programs was approximately $411,000 for the period ended September 30, 2011. There has been no income tax benefit recorded because of the offset in the deferred tax asset valuation allowance. As of September 30, 2011 the aggregate intrinsic value of outstanding and vested stock options is $0.
Note 10. REGULATORY MATTERS
     Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2011, the Company and Bank met all capital adequacy requirements to which they are subject.
     Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2011, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. This determination is mandated when an institution becomes party to a formal regulatory action. The Bank cannot be considered well capitalized until the Consent Order is removed. There are no conditions or events since that notification that management believes have changed the institution’s category.

     Actual capital levels and minimum required levels from September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective		Minimum Required Under
	Actual		Capital Adequacy Purposes		Action Regulations		Regulatory Agreements
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$81.3	74.8%	$8.7	8.0%	N/A	N/A	N/A	N/A
Service1st Bank	$32.0	29.6%	$8.6	8.0%	$10.8	10.0%	$13.0	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$80.0	73.6%	$4.3	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$30.6	28.4%	$4.3	4.0%	$6.5	6.0%	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	$80.0	28.4%	$11.3	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$30.6	15.9%	$7.7	4.0%	$9.6	5.0%	$19.2	10.0%

	December 31, 2010
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective		Minimum Required Under
	Actual		Capital Adequacy Purposes		Action Regulations		Regulatory Agreements
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$87.8	68.8%	$10.2	8.0%	N/A	N/A	N/A	N/A
Service1st Bank	$36.3	31.0%	$9.4	8.0%	$11.7	10.0%	$14.1	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$87.4	68.4%	$5.1	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$35.9	30.6%	$4.7	4.0%	$7.0	6.0%	$—	N/A
Tier 1 capital (to average assets)
Consolidated	$87.4	30.5%	$11.5	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$35.9	18.1%	$7.9	4.0%	$9.9	5.0%	$19.8	10.0%
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
Note 12. SUBSEQUENT EVENT
     On November 7, 2011, the Company received a joint order from the Federal Deposit Insurance Corporation (FDIC) and the Nevada Financial Institutions Division (NFID), dated October 31, 2011, terminating the Consent Order entered into on September 1, 2010, with Service1st Bank of Nevada, the FDIC and the NFID.
     As a condition to the termination of the Consent Order, Service1st Bank entered into a Memorandum of Understanding with the FDIC and NFID. In contrast to the formal Consent Order, the Memorandum of Understanding is an informal supervisory action. The Memorandum of Understanding continues to require that Service1st Bank’s Tier 1 leverage ratio not be less than 8.5%, that no cash dividends be paid without advance bank regulatory approval, that the bank’s business plan be revised to address goals for achieving profitability, and that the bank update its plan to reduce total adversely classified assets and specific written plans to reduce the exposure for each classified asset. Because of commitments made to the FDIC during the application process that concluded with the October 28, 2010, acquisition of Service1st Bank, the Company must maintain Service1st Bank’s Tier 1 leverage ratio at no less than 10% at least until October 28, 2013. Both under FDIC rules and under the commitments made to the FDIC during the application process, the bank remains subject to the requirement to obtain advance bank regulatory approval for changes in the board of directors or senior executive officers of Service1st Bank. Similar to directives that appear in the Consent Order, the Memorandum of Understanding requires the bank to retain management acceptable to the FDIC and the Nevada Financial Institutions Division. The Memorandum of Understanding requires that acceptable management include a chief executive officer and a senior lending officer qualified to restore the bank to a satisfactory condition.

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
     As a bank holding company, operating from its headquarters and two retail banking locations in the greater Las Vegas area, WLBC provides a variety of loans to its customers, including commercial real estate loans, construction and land development loans, commercial and industrial loans, Small Business Administration (“SBA”) loans, and to a lesser extent consumer loans. As of September 30, 2011, loans secured by real estate constituted 59.33% of WLBC’s loan portfolio. This ratio is calculated by adding together loans secured by real estate at September 30, 2011 (construction, land development and other land loans of $3.6 million, commercial real estate loans of $52.1 million and residential real estate loans of $4.7 million, which total $60.4 million of loans secured by real estate) and dividing this balance by gross loans of $101.8 million at September 30, 2011. WLBC relies on locally-generated deposits to provide WLBC with funds for making loans. The majority of its business is generated in the Nevada market.
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

Summary of results of operations and financial condition
     This section of Management’s Discussion and Analysis does not contain a comparative format for the respective reporting periods of 2011 and 2010. As discussed in Note 1 in the “Notes to Unaudited Condensed Consolidated Financial Statements,” herein the Company deemed its prior operations as insignificant relative to those of Service1st. Therefore, we believe such information is not meaningful by way of comparison, and as such it is omitted.
Results of operations for the three months ended September 30, 2011
     For the three months ended September 30, 2011, we had a net loss of $6.9 million or ($0.46) per common share. Our revenue was derived from interest income of $1.6 million and non-interest income of $2.0 million. Non-interest income included the fair value adjustment to contingent consideration of $1.8 million, which left the contingent consideration at zero on September 30, 2011. Expenses for the three months ended September 30, 2011 were comprised of $8.7 million in non-interest expense, $1.7 million in loan loss provision, and $123,000 in interest expense on customer deposits. Major components of non-interest expense include $5.6 million in goodwill impairment (See Note 6, Goodwill and Intangibles, of Part I, Item I of this Form 10-Q), $686,000 in OREO property impairment, $823,000 in salaries and employee benefits, $365,000 in occupancy expense and $341,000 in legal and professional fees.
Results of operations for the nine months ended September 30, 2011
     For the nine months ended September 30, 2011 we had a net loss of $11.9 million or ($0.79) per common share. Our revenue was derived from interest income of $7.6 million and non-interest income of $2.3 million. Non-interest income included the fair value adjustment related to the contingent consideration which resulted in a reversal of the liability of $1.8 million. Expenses for the nine months ending September 30, 2011 were comprised of $14.0 million in non-interest expense, $7.4 million in loan loss provision and $362,000 in interest expense on customer deposits. The major components of non-interest expense include $5.6 million in goodwill impairment (See Note 6, Goodwill and Intangibles, of Part I, Item I of this Form 10-Q), $2.4 million in salaries and employee benefits, $1.8 million in legal and professional fees, and $1.1 million in occupancy, equipment and depreciation expense.

Net interest income
     The following table set forth WLBC’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the periods ended September 30, 2011.

	For the Three Months			For the Nine Months
	Ended September 30, 2011			Ended September 30, 2011
	Average	Interest Income/		Average	Interest Income/
($ in 000’s)	Balance	Expense	Yield	Balance	Expense	Yield
INTEREST EARNING ASSETS:
Interest bearing deposits	$89,310	$41	0.19%	$93,430	$166	0.24%
Securities, taxable and other	4,498	18	1.62%	5,027	28	0.75%
Portfolio loans(1)	101,135	1,588	6.37%	103,610	7,387	9.64%

Total interest-earnings assets/interest income	194,943	$1,647	3.43%	202,067	$7,581	5.07%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	5,222			6,997
Allowance for loan losses	(3,403)			(1,600)
Other assets	13,617			14,473

Total assets	$210,379			$221,937

LIABILITIES AND STOCKHOLDERS’ EQUITY INTEREST-BEARING LIABILITIES:
Interest checking	$6,716	$5	0.30%	$8,558	$19	0.30%
Money Markets	27,579	40	0.59%	26,367	110	0.56%
Savings	781	2	1.04%	971	4	0.55%
Time deposits under $100,000	7,130	13	0.74%	6,385	36	0.76%
Time deposits $100,00 and over	33,658	63	0.76%	33,694	190	0.76%
Short-term borrowings	—	—	—	1,209	3	0.34%

Total interest-bearing liabilities/interest expense	75,864	123	0.66%	77,184	362	0.63%
NON-INTEREST BEARING LIABILITIES AND STOCKHOLDERS EQUITY:
Non-interest-bearing demand deposits	43,670			49,869
Accrued interest on deposits and other liabilities	3,676			3,966

Total liabilities	123,210			131,019
Stockholders’ equity	87,169			90,918

Total liabilities and stockholders’ equity	$210,379	—		$221,937	—

Net interest income and interest rate spread(2)		$1,524	2.77%		$7,219	4.44%

Net interest margin(3)			3.17%			4.83%
Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	257%			262%

(1)	Average balance includes average nonaccrual loans of approximately $15.3 million for three months ended and $10.4 million for the nine months ended 2011. Net loan fees of $5,000 are included in the yield computation for the three months ended, while $21,000 in net loan fees are included for the nine months ended for 2011.

(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(3)	Net interest margin represents net interest income annualized and then divided by average interest-earning assets.

Three months ended
     Net interest income was $1.5 million which included approximately $331,000 of loan discount accretion. The interest rate spread was 2.77% and net interest margin was 3.17% in the third quarter of 2011. During the third quarter of 2011, WLBC continued to closely manage the rates on its deposit base. Average interest-bearing deposit balances decreased $3.2 million from $79.1 million in the second quarter to $75.9 million in the third. Overall rates on interest bearing deposit accounts approximated 0.66% for the three months ended September 30, 2011 which resulted in interest expense totaling $123,000.
Nine months ended
     Net interest income was $7.2 million which included approximately $3.1 million of loan discount accretion. During the first quarter of 2011, approximately $2.2 million of discount accretion was recorded. This amount was associated with the collection of two large loans that were significantly discounted in the fair value process in 2010. No such large payoffs occurred during the second and third quarters of 2011. The interest rate spread was 4.44% and net interest margin was 4.83% for the first nine months of 2011. During the first nine months of the year, interest-bearing deposit liabilities declined by $16.2 million from $93.4 million as of December 31, 2010 to $77.2 million as of September 30, 2011. Overall rates on interest bearing deposit accounts approximated 0.63% during the period which produced interest expense of $362,000.
     WLBC continues to maintain a high level of non-interest bearing deposits. As of September 30, 2011, the ratio of non-interest bearing to total deposits was 42.3%.
Provision for loan losses
     The provision for loan losses was $1.7 million for the quarter ending September 30, 2011 and $7.4 million for the first nine months of 2011. During the third quarter, one previously performing loan became impaired which resulted in a provision of $1.1 million. The balance of the provision primarily relates to rating changes on existing loans in which certain performing loans were downgraded.
Non-interest income
     Non-interest income primarily consists of loan documentation and late fees, service charges on deposits, other fees such as wire, and ATM fees.

	Three Months Ended	Nine Months Ended
($ in 000’s)	September 30, 2011	September 30, 2011
Service charge income	$77	$233
Loan and late fees	17	33
Gain on sale of OREO	—	34
Contingent consideration	1,816	1,816
Other non-interest income	67	174

	$1,977	$2,290

Three months ended
     Non-interest income increased to $2.0 million for the three months ended September 30, 2011. This revenue is primarily attributable to the elimination of the $1.8 million contingent consideration recorded in conjunction with the transaction. On October 28, 2010, WLBC recorded a liability to compensate Service 1st Bank shareholders additional common shares equal to twenty percent of Service 1st Bank’s tangible capital at August 31, 2010, if the price of the Company’s common stock exceeds $12.75 for a set number of days. Since WLBC’s stock price has decreased, the potential for that future benefit to the original shareholders of Service1st Bank has greatly diminished. During the quarterly evaluation of the fair value of the contingent consideration, management determined that as of August 31, 2011, the probability of achieving the triggering event was zero and reversed all of the contingent consideration liability.
Nine months ended
     Non-interest income was $2.3 million for the first nine months of 2011. This revenue is primarily attributable to the elimination of the $1.8 million contingent consideration recorded in conjunction with the transaction. On October 28, 2010, WLBC recorded a liability to compensate Service 1st Bank shareholders additional common shares equal to twenty percent of Service 1st Bank’s tangible capital at August 31, 2010, if the price of the Company’s common stock exceeds $12.75 for a set number of days. Since WLBC’s stock price has decreased, the potential for that future benefit to the original shareholders of Service1st Bank has greatly diminished. As discussed above, the fair value of the contingent consideration was deemed to be zero and the contingent consideration liability was recorded through the operating statement.
Non-interest expense
     The following table sets forth the principal elements of non-interest expenses for periods ending September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
($ in 000’s)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Salaries and employee benefits	$823	$56	$2,381	$194
Occupancy, equipment and depreciation	365	—	1,113	—
Computer service charges	71	—	222	—
Federal deposit insurance	111	—	392	—
Legal and professional fees	341	948	1,796	2,673
Advertising and business development	17	—	85	—
Insurance	73	76	211	226
Telephone	19	—	62	—
Printing and supplies	30	142	259	273
Directors fees	51	—	149	—
Stock-based compensation	131	(1,850)	411	(588)
Provision for unfunded commitments	48	—	(288)	—
OREO property impairment	686	—	686	—
Goodwill impairment	5,633	—	5,633	—
Other	251	15	839	41

	$8,650	$(613)	$13,951	$2,819

Three months ended
     Non-interest expense totaled $8.7 million for the three months ended September 30, 2011 compared to a credit balance of $613,000 for the three months ended September 30, 2010. Salaries and employee benefits grew from $56,000 for the three months ended September 30, 2010, to $823,000 for the three months ended September 30, 2011. Goodwill impairment expense was $5.6 million due to the analysis of goodwill on the bank’s books (See Note 6, Goodwill and Intangibles, of Part I, Item I of this Form 10-Q), OREO expense increased $686,000 as the result of an updated appraisal, dated August 11, 2011, on a parcel of vacant land owned by the bank. In comparing the three months ended September 30, 2011 to September 30, 2010, occupancy grew $365,000 primarily due to the three leased bank properties, and other expenses increased $236,000, primarily from miscellaneous expenses related to OREO properties for property taxes, homeowners association fees, club dues, utilities, and maintenance costs. FDIC insurance expense grew $111,000 while computer service charges increased $71,000. These increases were all attributed to WLBC’s acquisition of Service1st. Professional fees decreased $607,000 from $948,000 for the three months ended September 30, 2010 to $341,000 for the three months ended September 30, 2011. This decrease is attributed to WLBC’s management attempting to reduce legal, accounting and consulting expenses as acquisition activity subsides in 2011. Stock-based compensation expense increased $2.0 million from a credit balance of $1.9 million for the three months ended September 30, 2010 to a debit (or actual expense) of $131,000 for the three months ended September 30, 2011. In 2010, the Company was accruing for the previously approved stock grant awards which were determined to be unexercisable on September 30, 2010. As a result of this determination the corresponding expense was reversed on that date.
Nine months ended
Non-interest expense totaled $14.0 million for the nine months ended September 30, 2011 compared to $2.8 million for the nine months ended September 30, 2010. Salaries and employee benefits grew from $194,000 for the nine months ended September 30, 2010, to $2.4 million for the nine months ended September 30, 2011. Goodwill impairment expense was $5.6 million due to the analysis of goodwill on the bank’s books (See Note 6, Goodwill and Intangibles, of Part I, Item I of this Form 10-Q), OREO expense increased $686,000 as the result of an updated appraisal, dated August 11, 2011, on a parcel of vacant land owned by the bank. In comparing the nine months ended September 30, 2011 to September 30, 2010, occupancy, equipment, and depreciation grew $1.1 million primarily due to the three leased bank properties, other expense increased $798,000 from a variety of expenses with one of the largest being related to OREO properties for property taxes, homeowners association fees, club dues, utilities and maintenance costs. FDIC Insurance grew $392,000, and computer charges increased $222,000 while telephone expense grew $62,000. These increases were all attributed to WLBC’s acquisition of Service1st. Professional fees decreased $877,000 from $2.7 million for the nine months ended September 30, 2010 to $1.8 million for nine months ended September 30, 2011. This decrease is attributed to WLBC’s management attempting to reduce legal, accounting and consulting expenses. Stock-based compensation expense increased $999,000 from a credit balance of $588,000 for the nine months ended September 30, 2010 to a debit balance (or actual expense) of $411,000 for the nine months ended September 30, 2011. As previously reported, the company was accruing $1,850,000 of stock compensation expense over an estimated vesting period of 266 days which was reversed on September 30, 2010, as previously discussed..
Income taxes
     Due to WLBC incurring operating losses from inception, no provision for income taxes has been recorded since the inception of WLBC.
Supplemental results of operation information for predecessors
     The following information represents a discussion and analysis of the results of operations of the Company’s predecessor for the nine months ended September 30, 2010.
Service1st Bank of Nevada
     Results of operations
     For the nine months ended September 30, 2010, Service1st reported a net loss of $5.4 million.
     Net interest income before provision for loan losses was $5.0 million for the nine months ended September 30, 2010. This resulted in a net interest margin of 3.4%.
     For the nine months ended September 30, 2010, Service1st recorded $3.9 million provision for loan losses.
     For the nine months ended September 30, 2010, non-interest income was $466,000. Service charges on deposit accounts represented 75% of total non-interest income.
     For the nine months ended September 30, 2010, non-interest expenses were $6.9 million. Salaries and employee benefits were $2.7 million. Other overhead costs during the first three quarters of 2010 included professional fees of $1.5 million, occupancy expense of $1.2 million, stock-based compensation of $477,000, data processing expenses of $218,000, FDIC insurance expense of $387,000, and other expenses of $480,000.
     No income tax expense was recorded for nine months ended September 30, 2010.
Financial condition
     Assets
     Total assets were at $206.1 million as of September 30, 2011, a decrease of 51.4 million, from $257.5 million as of December 31, 2010. The decrease was principally attributable to four categories of assets. Cash and cash equivalents declined $8.2 million, certificates of deposits at other institutions decreased $26.7 million, loans decreased $7.4 million, and all $5.6 million of goodwill was written off. The certificates of deposits were not reinvested to offset the $23.5 million in deposits that were eliminated as a result of their designation as brokered deposits pursuant to the September 1, 2010 Consent Order. The Company did not actively seek new deposits since opportunities are limited that deploy deposits at profitable returns.
     Cash and cash equivalents
     Cash and cash equivalents consist of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less. Cash and cash equivalents totaled $95.0 million at September 30, 2011 and $103.2 million at December 31, 2010. Cash and cash equivalents are managed based upon liquidity needs, investment opportunities and risk adjusted returns on any investments. The current low yield on investment securities coupled with the market risk warrants keeping funds in the most secure opportunities in management’s view. Immediate liquidity allows funding of high quality loans when available.
     During this quarter, management elected to move the majority of its funds from U.S. Treasury money market funds to a non-interest bearing deposit account at Service1st Bank. This action allows the bank to earn approximately 25 bps at the Federal Reserve Bank and provides protection against market risk on U.S. Treasury debt should additional credit rating downgrades begin to adversely impact treasury obligations. In addition, the funds in non-interest bearing accounts are fully insured by the FDIC until December 31, 2013. The nominal rate of 25 bps is significantly above the dividend income from the U.S. Treasury money market funds.
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
     Certificates of deposits consist of investments of $250,000 or less, in bank FDIC-insured bank CD’s throughout the United States of America. Certificates of deposit totaled $246,000 at September 30, 2011 and $26.9 million at December 31, 2010. Certificates of deposits are managed based on liquidity needs. The $26.7 million decrease in certificates of deposits since year end is directly related to the $23.5 million in interest-bearing checking which was wired out of the bank on January 4, 2011 so that the Company would be in compliance with its September 1, 2010 Consent Order in which the FDIC deemed a certain depository account relationship to be brokered.
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
     WLBC’s investment portfolio is currently composed primarily of: (i) U.S. Government Agency securities; (ii) investment grade corporate debt securities; and (iii) collateralized mortgage obligations. At September 30, 2011, investment securities totaled $4.4 million, a decrease of 38.03% or $2.7 million, compared with $7.1 million at December 31, 2010.
     WLBC has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.
     Loans
     Gross loans, net of deferred fees and the allowance for loan losses, decreased $7.4 million from $106.2 million as of December 31, 2010 to $98.8 million as of September 30, 2011, primarily as a result of $13.4 million in new loans less $10.7 million in payoffs and paydowns, $4.7 million in charged off loans, $2.4 million in loans being reclassified to other real estate owned (OREO), and an increase in the allowance for loan losses of $3.0 million.
     Residential real estate decreased $4.5 million, from $9.2 million as of December 31, 2010 to $4.7 million as of September 30, 2011 primarily due to the payoff of two large residential real estate loans, the first loan for $2.3 million, the second for $2.9 million.
     Commercial real estate decreased $2.9 million, from $55.0 million as of December 31, 2010 to $52.1 million as of September 30, 2011 primarily due to charge offs of $2.4 million and a $403,000 loan moved to OREO.

     Construction, land development and other land loans decreased $2.3 million, from $5.9 million as of December 31, 2010 to $3.6 million as of September 30, 2011 primarily due to $2.0 million in loans being reclassified to OREO and $469,000 being charged off.
     Commercial and industrial loans increased $5.4 million primarily due to the origination of 57 new loans totaling $12.7 million less charge-offs of $1.8 million and payoffs and paydowns of $5.5 million.
     The following table summarizes nonperforming assets by category including loans purchased with credit impairment with no contractual interest being reported.

	September 30,	December 31,
($ in 000’s)	2011	2010
Nonaccrual loans:
Loans Secured by Real Estate:
Construction, land development and other land loans	$1,933	$2,632
Commercial real estate	8,446	1,224
Residential real estate (1-4 family)	2,943	2,900

Total loans secured by real estate	13,322	6,756
Commercial and industrial	5,580	3,670
Consumer	—	—

Total nonaccrual loans	18,902	10,426

Past due (›90 days) loans and accruing interest:
Loans Secured by Real Estate:
Construction, land development and other land loans	—	—
Commercial real estate	—	—
Residential real estate (1-4 family)	—	—

Total loans secured by real estate	—	—
Commercial and industrial	—	—
Consumer	—	—

Total past due loans accruing interest	—	—

Total nonperforming loans(1)	18,902	10,426

Other real estate owned (OREO)	4,119	3,406

Total nonperforming assets	$23,021	$13,832

Non-Performing loans as a percentage of total portfolio loans	18.57%	9.81%
Non-Performing assets as a percentage of total assets	11.17%	5.37%
Allowance for loan losses as a percentage of nonperforming loans	15.90%	0.35%

(1)	There are no nonperforming restructured loans that have not already been presented in nonaccrual. Certain loans that have demonstrated compliance with the restructured loan terms for more than six months have been returned to performing status as a result of the sustained performance.
     Other real estate owned
     Other real estate owned (OREO) increased $700,000 from $3.4 million as of December 31, 2010 to $4.1 million as of September 30, 2011 when a $2.0 million land loan was moved to the classification of OREO as of January 25, 2011 with $686,000 subsequently being charged off in August 2011, leaving a net increase of $1.3 million. The sale of one industrial building for $1.0 million was completed during the second quarter of 2011. This sale resulted in a $34,000 gain being recorded. In addition, a commercial real estate building was transferred to OREO, in the amount of $403,000.
Deposits
     WLBC’s deposit activities are based in Nevada and primarily generated from this local area. Deposits have historically been the primary source for funding asset growth. As of September 30, 2011 the company has no brokered deposits.

     During the first nine months of 2011 the company sought to manage rates on its deposit base in order to increase its net interest income, interest rate spread and net interest margin. Deposits decreased $35.5 million or 22.15% as of September 30, 2011 from $160.3 million as of December 31, 2010 to $124.8 million as of September 30, 2011.
     Interest-bearing transactional deposits decreased $25 million from $31.8 million as of December 31, 2010 to $6.8 million as of September 30, 2011 primarily as a result of the company eliminating $23.5 million on January 4, 2011 in order for WLBC to remain in compliance with the Consent Order issued September 1, 2010 which deemed a certain depository account as a brokered deposit.
     Non-interest bearing checking accounts decreased $14.3 million or 21.31% from $67.1 million as of December 31, 2010 to $52.8 million as of September 30, 2011 primarily due to escrowed funds being utilized for major construction projects during the early months of 2011.
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
     As of September 30, 2011, WLBC’s capital was $80.7 million, which WLBC deems adequate to support continuing operations and growth. As a de novo bank, Service1st is required to maintain a Tier 1 capital leverage ratio of not less than 8.0% during Service1st’s first seven years of operations. As a commitment made to the FDIC during acquisition application processing, we also agreed to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013 or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada Financial Institutions Division terminates.
Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements gives the capital ratios of the Company and Service1st as of September 30, 2011 and December 31, 2010, along with required regulatory capital ratios, capital ratios required by the September 1, 2010 Consent Order, and minimum capital ratios agreed to as a condition to obtaining approval of the Company’s application to acquire Service1st.
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
     WLBC’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondents and the Federal Reserve Bank, certificates of deposits at other financial institution (non-brokered), unpledged security investments and lines of credit with the Pacific Coast, Bankers’ Bank, Federal Reserve Bank of San Francisco and FHLB of San Francisco. For the period ended September 30, 2011, WLBC had approximately $95.0 million in cash and cash equivalents, approximately $246,000 in certificates of deposits at another financial institution, with a maturity of one year or less. In addition, WLBC had $1.4 million in unpledged security investments, of which $773,000 is classified as available for sale, while the remaining $590,000 is classified as held to maturity. WLBC also has a $2.6 million collateralized line of credit with the Federal Reserve Bank of San Francisco and a $17.4 million collateralized line of credit with the Federal Home Loan Bank of San Francisco. In addition, an unsecured “Fed Funds” facility with Pacific Coast Bankers’ Bank in the amount of $5.0 million was established in March 2011. As of September 30, 2011, all of the lines have a zero balance.

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

	September 30,	December 31,
($ in 000’s)	2011	2010
Commitments to extend credit	$20,025	$18,504
Standby commercial letters of credit	$654	$590
     WLBC maintains an allowance for unfunded commitments, based on the level and quality of WLBC’s undisbursed loan funds, which comprises the majority of WLBC’s off-balance sheet risk. For the periods ended September 30, 2011 and December 31 2010, respectively, the allowance for unfunded commitments was approximately $83,000, and $372,000 respectively.
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
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. There have been no material changes in market risk as of September 30, 2011 to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     As of September 30, 2011, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Recent Nevada legislation creates uncertainty about lenders’ ability to dispose of distressed real-estate secured loan assets.
     After a sale of foreclosed property, Nevada law generally allows a creditor or a beneficiary of a deed of trust to obtain a deficiency judgment if sale proceeds are less than the balance remaining due under the loan. For an obligation secured by a mortgage or deed of trust on or after October 1, 2009, a court may not award a deficiency judgment (1) if the creditor or beneficiary is a financial institution, (2) if the real property is a single-family dwelling and the debtor was the owner of the property, (3) if the debtor used the loan to purchase the property, (4) if the debtor occupied the property continuously after obtaining the loan, and (5) if the debtor did not refinance the loan. For real-estate secured loans, a Nevada law enacted in June of 2011 potentially prevents recovery of the balance remaining due on a loan if the creditor seeking to recover the amount owing is not the original lender but is instead a purchaser of the loan in the secondary market. The permissible recovery for a creditor who purchased the real-estate secured loan on the secondary market is limited to the amount paid for the loan by the secondary market loan purchaser. Because distressed loans are ordinarily purchased at a significant discount relative to the balance remaining due, this new statute could impair the secondary market for distressed real-estate secured loans, preventing lenders from selling distressed loan assets. The new statute is currently being challenged in litigation. We cannot predict with confidence what the outcome of the litigation will be or when the litigation will finally be resolved.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table indicates issuer purchases of equity securities during the three months ended September 30, 2011:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or units)	Value) of Shares
			Purchased as Part	(or Units) that may
	Total Number of		of Publicly	yet be Purchased
	Shares (or units)	Average Price Paid	Announced Plans or	Under the Plans or
Three Months Ended September 30, 2011	Purchased	per Share (or unit)	Programs	Programs
July 1 through July 31	—	$—	—	—
August 1 through August 31	11,501	2.96	11,501	742,899
September 1 through September 30	627,912	2.65	627,912	114,987

Total	639,413	$2.65	639,413	114,987

     All purchases of securities by or on behalf of the Company that occurred in the third quarter occurred under a repurchase plan announced on August 18, 2011. Specifically, on August 18, 2011 the Company announced that its board of directors authorized the repurchase of 5%, or 754,400 of the Company’s outstanding common stock over a period of twelve months. There were at the time 15,088,023 shares of common stock outstanding. The Company appointed an agent to purchase the common shares on behalf of the Company in the open market. The Company’s stock repurchase plan is relying on the Rule 10b-18 safe harbor promulgated by the SEC.

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

Date: November 10, 2011

WESTERN LIBERTY BANCORP
/s/ George A. Rosenbaum Jr.
Name:	George A. Rosenbaum Jr.
Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 10, 2011