Form 10-K
period 2011-12-31
WESTERN LIBERTY BANCORP
filed 2012-03-14
CIK 1406251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33803

WESTERN LIBERTY BANCORP

(Exact name of registrant as specified in its charter)

Delaware	26-0469120
(State of incorporation)	(I.R.S. Employer Identification No.)

8363 W. Sunset Road, Suite 350 Las Vegas, Nevada	89113
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,243,258 aggregate market value based on the closing price of $3.02 on June 30, 2011. Shares held as of June 30, 2011 by directors, executive officers, and owners of 10% or more of the registrant’s common equity are excluded from the calculation of aggregate market value of common equity held by non-affiliates, but the exclusion of their shares is not and shall not be deemed to be an admission that these holders are or were affiliates.

As of February 29, 2012, there were 13,466,536 shares of common stock outstanding of the registrant.

WESTERN LIBERTY BANCORP

FORM 10-K

PART I

Item 1—Business

Western Liberty Bancorp

Western Liberty Bancorp (“WLBC,” “the Company”, “us,” “we” or “our”) became a bank holding company on October 28, 2010 with consummation of its acquisition of Service1st Bank of Nevada, a Nevada-chartered non-member bank (“Service1st Bank” or “Service1st”). Western Liberty Bancorp owns two subsidiaries: Service1st Bank of Nevada and Las Vegas Sunset Properties, and we currently conduct no business activities other than acting as the holding company of Service1st and Las Vegas Sunset Properties.

Service1st Bank of Nevada

Established on January 16, 2007, Service1st operates as a community bank and provides a full range of deposit, lending and other banking services to locally owned business, professional firms, individuals and other customers from its headquarters and two retail banking facilities located in the greater Las Vegas area. Services provided include basic commercial and consumer depository services, commercial working capital and equipment loans, commercial real estate loans and other traditional commercial banking services. Service1st relies primarily on locally generated deposits to fund its lending activities. Substantially all of our business is generated in the Nevada market.

Las Vegas Sunset Properties

Las Vegas Sunset Properties was established in 2011 for the purpose of owning and managing nonperforming and sub performing assets of Service1st Bank. Foreclosed real estate (“OREO”) was transferred from Service1st to Las Vegas Sunset Properties on December 28, 2011. Loan asset transfers were completed on January 11, 2012. Transferring OREO and problem assets out of the bank and to a separate subsidiary is of immediate benefit to the bank, but we believe that it also promotes efficient and cost-effective management of problem assets and the ultimate resolution of those assets.

Market Area and Competition

The United States economy entered into a recession in late 2007, which has been deeply felt in the greater Las Vegas area and in its critical tourism and gaming industries. High unemployment rates, declining real property values, declining home sales, low consumer and business confidence levels, and increasing vacancy and foreclosure rates for commercial and residential property have had a dramatically adverse impact on the Las Vegas economy. Further deterioration in the performance of the economy or real estate values in Service1st’s primary market areas could have an adverse impact on collectability and an adverse effect on profitability.

Service1st’s target market primarily consists of small business banking opportunities, private banking clientele, commercial lending, and commercial real estate opportunities. The banking and financial services industries in our market area remain highly competitive despite the recent economic downturn. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than we can offer. This increasingly competitive environment is primarily a result of changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems, such as ATM networks and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to perceived increased safety. The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with us. We compete for loans, deposits and customers with other commercial banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial services providers. Competition for deposit and loan products remains strong from both banking and non-banking firms, and this competition directly affects the rates of those products and the terms on which they are offered to consumers. Consumers in our market areas continue to have numerous choices to serve their financial needs. Competition for deposits has increased markedly, with many bank customers turning to deposit accounts at the largest, most-well capitalized financial institutions. These large institutions have greater access to capital markets and offer a broader range of financial services than we offer. Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer and ATMs. Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified because federal and state interstate banking laws permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, enabling banks to establish or expand banking operations in our market.

Lending Activities

Service1st provides a variety of financial services, including commercial real estate loans, commercial and industrial loans, construction and land development loans and, to a lesser extent, consumer loans. Service1st’s principal lending categories are:

Commercial real estate loans—The majority of Service1st’s lending activity consists of loans for the acquisition or refinance of commercial real estate. Service1st has a commercial real estate portfolio comprised of loans on professional offices, industrial facilities, retail centers and other commercial properties.

Construction, land development, and other land loans—Construction loans include loans for the construction of owner-occupied buildings, investment properties (including residential development construction), commercial development, and other properties. Service1st analyzes each construction project in the loan underwriting process to determine whether the type of property, location, construction costs, and contingency funds are appropriate and adequate.

Commercial and industrial loans—Service1st focuses its commercial lending on small- to medium-size businesses located in or serving the Las Vegas community. Service1st considers “small businesses” to include commercial, professional and retail businesses. Service1st’s commercial and industrial loan products include:

•	working capital loans and lines of credit,

•	business term loans, and

•	inventory and accounts receivable financing.

Residential real estate loans—Although residential mortgage lending is not a significant part of Service1st’s lending business, it has made some loans secured by 1-4 single-family residential properties.

Consumer loans—Service1st also originates consumer loans from time to time, such as home equity loans and lines of credit, to satisfy customer demand and to respond to community needs. Consumer loans are not a significant part of Service1st’s loan portfolio.

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

For real-estate secured loans, appraisals are ordered from outside appraisers at a loan’s inception or renewal, or for commercial real estate loans upon the occurrence of any event causing a “criticized” or “classified” grade to be assigned to the credit. The frequency for obtaining updated appraisals for these adversely graded credits is every six months exist. Appraisals may reflect the collateral’s “as-is”, “as-stabilized,” or “as-developed” values, depending upon the loan type and collateral. Raw land generally is appraised at its “as-is” value. Income producing property may be appraised at its “as-stabilized” value, which takes into account the anticipated cash flow of the property based upon expected occupancy rates and other factors. The collateral securing construction loans may be appraised at its “as-completed” value, which approximates the post-construction value of the collateralized property assuming that such property is developed. “as-completed” values on construction loans often exceed the immediate sales value and may include anticipated zoning changes and successful development by the purchaser. If a loan goes into default before development of a project, the market value of the property may be substantially less than the “as-completed” appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, Service1st may not recover the outstanding balance of the loan.

Service1st’s loan approval procedures are executed through a tiered loan limit authorization process. Each loan officer’s individual lending limit is set by board of directors. All debt due from the borrower (including unfunded commitments and guaranties) and the borrower’s related entities is aggregated when determining whether a proposed new loan is within the authority of an individual. Each senior vice president/senior lender may unilaterally approve real-estate secured loans of up to $750,000, other secured loans of up to $500,000, and unsecured loans of up to $375,000. Credit applications exceeding a senior vice president/senior lender authority are submitted for approval by Service1st’s Chief Executive Officer, or Chief Credit Officer, each of whom may unilaterally approve real estate-secured loans of up to $1,500,000, other secured loans of up to $1,250,000, and unsecured loans of up to $1,000,000, with higher limits for joint approvals by more than one of the executive officers or senior vice presidents. All credit relationships of $5 million or more are approved by Service1st’s Board of Directors Loan and Investment Committee. The Loan and Investment Committee is responsible for establishing and providing supervision and oversight over Service1st’s credit and investment policies and administration. Credits granted as an exception to loan policy are required to be justified and duly noted in the loan presentation or file memo, as appropriate, and approved or ratified by the necessary approval authority level. Exceptions to real estate lending policies are disclosed to Service1st’s Board of Directors Loan and Investment Committee on a quarterly basis.

All insider loans must be approved in advance by a majority of the board without the vote of the interested director. It is the policy of Service1st that directors not be present when their loan is presented at a board meeting for discussion and approval. Service1st believes that its entire insider loans were made on terms substantially similar to those offered to unaffiliated individuals. As of December 31, 2011, the aggregate amount of all loans committed to Service1st’s executive officers, directors, and greater than 10% stockholders and their respective affiliates was approximately $1.1 million. Based on commitments these loans represent 1.5% of the Bank’s total gross loans

The allowance for loan losses reflects Service1st’s evaluation of the probable losses in its loan portfolio. Service1st implemented use of the Allowance for Loan and Lease Losses Quantifier (ALLLQ) model prepared by PCBB Capital Markets, LLC for calculating the allowance for loan losses. The allowance for loan losses is maintained at a level that represents Service1st management’s best estimate of losses in the loan portfolio at the balance sheet date, losses that are both probable and reasonably estimable. The evaluation is inherently subjective and depends on estimates and projections of factors that will have a material impact but that are subject to significant changes, including estimates and projections of the amount and timing of future cash flows expected to be received on impaired loans. The allowance for loan losses is reviewed by Service1st’s management and adjusted quarterly. Factors that influence management’s determination concerning the adequacy of the allowance for loan losses include:

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

To measure asset quality, Service1st grades each loan on a scale of 1 to 10, the designation representing the highest quality loans with the least risk. Loans graded 1 through 6 are considered satisfactory. Consistent with the grading systems used by Federal banking regulators, the other four grades are 7 (special mention), 8 (substandard), 9 (doubtful), and 10 (loss). All loans are assigned a credit risk grade at the time they are made, and each originating loan officer reviews the credit with his or her immediate supervisor quarterly to determine whether a change in the credit risk grade is warranted. The Credit Committee also has the responsibility of reviewing loan grades. In addition, the grading of Service1st’s loan portfolio is reviewed at least annually by an external, independent loan review firm.

The size of the allowance for loan losses is significantly influenced by the results of loan reviews performed both by bank personnel and by third parties engaged by the bank to supplement the bank’s internal loan review process. The loan review process is integral to identifying loans with credit quality that has weakened over time and to evaluating the risk characteristics of the entire loan portfolio. The loan grading system used by Service1st also plays a role in setting the level of the allowance. Service1st’s management will also take into account updated collateral appraisals. Because there are factors that cannot be practically assigned to individual loan categories, such as the current volatility of the national and global economy, the assessment also includes an unallocated component. Finally, the Federal Deposit Insurance Corporation (the “FDIC”) and the Nevada Financial Institutions Division (the “Nevada FID”) perform regular examinations of Nevada-chartered nonmember banks such as Service1st. In the examination process, the FDIC and the Nevada FID consider the adequacy of a bank’s loan loss allowance and frequently use their authority to insist upon an increase in a bank’s allowance for loan losses.

Deposits products and other banking services

Service1st offers a variety of traditional demand, savings and time deposit accounts to individuals, professionals and businesses within the Nevada region, including checking accounts, interest-bearing checking accounts, traditional savings accounts, money market accounts, and time deposits, including Certificates of Deposit over/under $100,000 and our Freedom CD, a flexible, liquid certificate of deposit product that permits customers to deposit or withdraw funds, subject to certain restrictions, without penalty before the end of the CD term. Service1st’s deposit base is primarily generated from the Nevada area. Competition for these deposits in Service1st’s market is strong. Service1st seeks to structure its deposit products to be competitive with the rates, fees, and features offered by other local institutions, but with an emphasis on customer service and relationship-based pricing. The weighted average cost of Service1st’s interest-bearing deposits was 0.64%, and 0.75% for the year ended December 31, 2011 and 2010, respectively.

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

•

mortgage-backed securities or collateralized mortgage obligations issued by a government-sponsored enterprise such as Fannie Mae, Freddie Mac, or Ginnie Mae, and mandatory purchases of equity securities from the Federal Home Loan Bank.

Service1st does not plan to purchase collateralized debt obligations, adjustable rate preferred securities, or private label collateralized mortgage obligations. The bank’s policies also govern the use of derivatives, allowing Service1st to prudently use derivatives as a risk management tool to reduce its overall exposure to interest rate risk, and not for speculative purposes.

As of December 31, 2011 Service1st also held $574,400 of Federal Home Loan Bank of San Francisco stock, which is a restricted security. Federal Home Loan Bank (“FHLB”) stock represents an equity interest in the FHLB of San Francisco, but the stock does not have a readily determinable market value. The stock can be sold at its par value only and solely to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. Service1st’s minimum investment in FHLB stock at December 31, 2011 was approximately $574,400 and $658,400 for December 31, 2010.

Employees

We have approximately 43 full-time equivalent, non-union employees at December 31, 2011.

Supervision and Regulation [Client and Attorney to Update this Section]

The following summary of Federal and state laws governing the supervision and regulation of bank holding companies and banks is not comprehensive. The summary is qualified in its entirety by reference to applicable statutes and regulations.

Holding companies

Bank holding companies are subject to extensive regulation, supervision, and examination by the Federal Reserve, acting principally through its local Federal Reserve Bank. A bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe or unsound manner. The Federal Reserve Board (the “Federal Reserve”) requires bank holding companies to maintain capital at or above certain prescribed levels. It is the Federal Reserve’s policy that a bank holding company should provide capital to its subsidiary banks during periods of financial stress or adversity and maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting subsidiary banks. Bank holding companies may also be required to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming common stock or other equity securities.

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

With certain exceptions, the Bank Holding Company Act prohibits a bank holding company from acquiring or retaining ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company or from engaging in activities other than banking, managing or controlling banks, or providing services for holding company subsidiaries. The principal exceptions to these prohibitions involve non-bank activities identified by statute, by Federal Reserve regulation, or by Federal Reserve order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others. A bank holding company that also qualifies as and elects to become a “financial holding company” may engage in a broader range of activities that are financial in nature (and complementary to such activities), specifically non-bank activities identified by the Gramm-Leach-Bliley Act of 1999 or by Federal Reserve and Treasury regulation as financial in nature or incidental to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. To become and remain a financial holding company, a bank holding company and its subsidiary banks must be well capitalized, well managed, and, except in limited circumstances, have at least a satisfactory rating under the Community Reinvestment Act. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to satisfy the standards for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary bank or banks or the company may discontinue the activities that are permissible solely for a financial holding company.

The Bank Holding Company Act, the Change in Bank Control Act of 1978, and the Federal Reserve’s Regulation Y require that advance notice be given to the Federal Reserve or that affirmative approval of the Federal Reserve be obtained to acquire control of a bank or bank holding company, with limited exceptions. The Federal Reserve may act during the advance notice period to prevent the acquisition of control. Subject to guidance issued by the Federal Reserve in September 2008, control is conclusively presumed to exist if a person or entity acquires 25% or more of any class of voting stock of a bank holding company or insured depository institution. Control is presumed to exist if a person or entity acquires 10% or more but less than 25% of the voting stock and either the issuer has a class of securities registered under section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), as we do, or no other person or entity will own, control, or hold the power to vote a greater percentage of voting stock immediately after the transaction. In its September 2008 guidance, the Federal Reserve stated that generally it will be able to conclude that an investor does not have a controlling influence over a bank or bank holding company if the investor does not own more than 15% of the voting power and 33% of the total equity of the bank or bank holding company, including nonvoting equity securities. The investor may, however, be required to make passivity commitments to the Federal Reserve, promising to refrain from taking various actions that might constitute exercise of a controlling influence. Under prior Federal Reserve guidance, a board seat was generally not permitted for an investment of 10% or more of the equity or voting power. But under the September 2008 guidance, the Federal Reserve may permit a non-controlling investor to have a board seat.

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

Capital: Regulatory capital guidelines

A bank’s capital hedges its risk exposure, absorbing losses that can be predicted as well as losses that cannot be predicted. According to the Federal Financial Institutions Examination Council’s explanation of the capital component of the Uniform Financial Institutions Rating System, commonly known as the “CAMELS” rating system, a rating system employed by the Federal bank regulatory agencies, a financial institution must “maintain capital commensurate with the nature and extent of risks to the institution and the ability of management to identify, measure, monitor, and control these risks. The effect of credit, market, and other risks on the institution’s financial condition should be considered when evaluating the adequacy of capital.” The minimum ratio of total capital to risk-weighted assets is 8.0%, of which at least 4.0% must consist of so-called Tier 1 capital. The minimum Tier 1 leverage ratio—Tier 1 capital to average assets—is 3.0% for the highest rated institutions and at least 4.0% for all others. These ratios are absolute minimums. In practice, banks are expected to operate with more than the absolute minimum capital. As of December 31, 2011, Service1st’s total risk-based capital ratio was 29.7%, its Tier 1 risk-based capital ratio was 28.4%, and its Tier 1 equity to average assets ratio was 14.4%. The FDIC may establish greater minimum capital requirements for specific institutions, as discussed below. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. The Federal Reserve imposes substantially similar capital requirements on bank holding companies as well.

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

During the application process for the Acquisition we made a written commitment to the FDIC that we will maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater. This commitment will not expire before October of 2013.

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

Deposit insurance

Bank deposits are insured by the FDIC to applicable limits through the Deposit Insurance Fund. Insured banks must pay deposit insurance premiums assessed semiannually and paid quarterly. The insurance premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed premiums at a lower rate than banks with lower levels of capital or a higher degree of supervisory concern. We anticipate that assessment rates will continue to increase for the foreseeable future because of the significant cost of bank failures, because of the relatively large number of troubled banks, and because of the requirement of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act that the FDIC increase its insurance fund reserves to no less than $1.35 for each $100 of insured deposits. Effective as of April 1, 2011, the FDIC changed its assessment base from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

A bank holding company may not purchase or redeem its equity securities without advance written approval of the Federal Reserve under Federal Reserve Rule 225.4(b) if the purchase or redemption combined with all other purchases and redemptions by the bank holding company during the preceding 12 months equals or exceeds 10% of the bank holding company’s consolidated net worth. However, advance approval is not necessary if the bank holding company is well managed, not the subject of any unresolved supervisory issues, and both before and immediately after the purchase or redemption is well capitalized. We repurchased shares in the third and fourth quarters of 2011, under a 5% stock repurchase program announced on August 18, 2011 and a 7% stock repurchase program announced on December 6, 2011. Although we would remain well capitalized after additional stock repurchases, written approval of the Federal Reserve under Rule 225.4(b) would be necessary in order for us to initiate an additional stock repurchase program.

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

Loans to insiders

Service1st’s authority to extend credit to insiders—meaning executive officers, directors and greater than 10% stockholders—or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require that specified approval procedures be adhered to by the bank. Loans to an individual insider may not exceed the Federal legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. The aggregate of all loans to all insiders may not exceed the bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any interested director not participating in such voting by the board. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, but they may borrow no more than $100,000 for most other purposes. Loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order or other regulatory sanctions.

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

Guidance concerning newly organized banks

The FDIC issued supervisory guidance on August 28, 2009 extending from three years to seven the period in which newly organized institutions are subject to enhanced supervision. The FDIC extended the period of enhanced supervision beyond three years because banks in their first seven years of operation were over-represented among banks that failed in 2008 and 2009. Service1st commenced operations in January, 2007. The expansion of the supervisory period includes subjecting young banks to higher capital requirements and more frequent examinations over seven years. A bank subject to the expanded supervisory period is not permitted to deviate materially from the bank’s approved business plan without first obtaining the FDIC’s approval. As a condition to obtaining FDIC approval of the Acquisition, we agreed to give the FDIC notice at least 60 days in advance for any major deviation from the business plan that we submitted to the FDIC during the acquisition application process and not to deviate from the business plan unless we receive written non-objection from the FDIC. We also assured the FDIC in writing during the application process that we will not seek to expand by acquisition until Service1st is restored to a satisfactory condition. Until that occurs, any growth on Service1st’s part must be the result of organic growth in the bank’s existing business. This commitment will not expire before October of 2013.

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

Predatory lending

What is commonly referred to as predatory typically involves one or more of the following elements:

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

Finally, during the application process for the acquisition of Service1st, we made a written commitment to the FDIC that we will make no change in the directors or executive management of Service1st unless we first receive the FDIC’s non-objection to the proposed change. This commitment will not expire before October of 2013.

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

•

Section 331 changes the way deposit insurance premiums are calculated by the FDIC as well. Section 331provides that the assessment base is the difference between total assets and tangible equity. In other words the assessment base now takes account of all liabilities, not merely deposit liabilities. This change is likely to have a greater impact on large banks, which tend to rely on a variety of funding sources, than on smaller community banks, which tend to rely primarily on deposit funding:

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

Item 1A—Risk Factors[Management and Attorney to update this section]

As the provider of financial services, our business and earnings are significantly affected by general business and economic conditions, particularly in the real estate industry, and accordingly, our business and earnings could be further harmed in the event of a continuation or deepening of the current U.S. recession or further market deterioration or disruption.

The global and U.S. economies and the local economies in the Nevada market, where substantially all of our loan portfolio was originated, experienced a steep decline beginning in 2007, which continued throughout 2011. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many financial institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. We give you no assurance that economic conditions that have adversely affected the financial services industry and the capital, credit, and real estate markets generally, will improve in the near term.

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

Our geographic concentration is tied to business, economic, and regulatory conditions in Nevada.

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

Depletion of the FDIC’s Deposit Insurance Fund could lead the FDIC to impose additional assessments on the banking industry.

Depletion of the FDIC’s Deposit Insurance Fund could lead the FDIC to impose additional assessments on the banking industry. In such case, our profitability would be reduced by any special assessments from the FDIC to replenish the Deposit Insurance Fund. Please see the discussion in the section entitled “Supervision and Regulation—Deposit Insurance.”

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

Strategies to manage interest rate risk may yield results other than those anticipated

Changes in the interest rate environment are difficult to predict. Net interest margins can expand or contract and this can significantly impact overall earnings. Changes in interest rates can also adversely affect the application of critical management estimates, their projected returns on investments, as well as the determination of fair values or certain assets. We have certain assets and liabilities with fixed interest rates. Unexpected and dramatic changes in interest rates may materially impact our operating results.

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

Our ability to increase our market share will depend, in part, on our ability to create and adapt products and services to evolving industry standards. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce net interest margin and revenues from fee-based products and services. In addition, the widespread adoption of new technologies, including internet-based services, could require us to make substantial expenditures to modify or adapt our existing products and services. We may not successfully introduce new products and services, achieve market acceptance of products and services and/or be able to develop and maintain loyal customers. As a condition to obtaining FDIC approval for WLBC to acquire

Service1st Bank of Nevada, Western Liberty agreed during the first three years of operation that Service1st Bank would not make any major deviation or material change to the business plan submitted as part of WLBC’s application to acquire Service1st Bank of Nevada. See the Risk Factor disclosure captioned “Bank regulatory restrictions with the FDIC and the Nevada Financial Institutions Division are likely to limit growth and inhibit development of banking products that were not in the business plan approved by bank regulators at the time WLBC was approved to acquire Service1st Bank of Nevada.”

The historical financial information included in this Form 10-K is not necessarily indicative of our future performance.

The historical financial information included in this Form 10-K is not necessarily indicative of future financial position, results of operations and cash flows. The results of future periods may be different as a result of, among other things, the pace of growth of our business in the future, which is likely to differ from the historical growth reflected in the financial information presented herein.

Service1st has experienced significant losses since it began operations in January of 2007. There is no assurance that it will become profitable.

Service1st commenced operations as a commercial bank on January 16, 2007, with initial capital of $50.0 million. Since inception, Service1st has not been profitable. To some extent, the lack of profitability is attributable to the start-up nature of its business; time is required to build assets sufficient to generate enough interest income to cover operating expenses. However, in addition to the customary challenges of building profitability for a start-up bank, Service1st has experienced deterioration in the quality of its loan portfolio.

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

Further deterioration in the quality of our loan portfolio may result in additional charge-offs, which will adversely affect our operating results.

Service1st suffers from a deterioration in the quality of its loan portfolio. The depressed economic conditions in Nevada which contributed to this deterioration are expected to continue in 2012. As of December 31, 2011, performing loans that are classified as potential problem loans were $10 million, or approximately 9.84% of total loans. See the discussion captioned “Potential Problem Loans”in “Management’s Discussion & Analysis of Financial Condition and Results of Operations.”

A substantial portion of our loan portfolio consists of loans maturing within one year, and there is no guarantee that these loans will be replaced upon maturity or renewed on the same terms or at all.

As of December 31, 2011, approximately 26.00% of Service1st’s loan portfolio consists of loans maturing within one year. As a result, we will either need to renew or replace these loans during the course of the year. There is no guarantee that these loans will be originated or renewed by borrowers on the same terms or at all, as demand for such loans may decrease. Furthermore, there is no guarantee that borrowers will qualify for new loans or that existing loans will be renewed by us on the same terms or at all, as collateral values may be insufficient or the borrowers’ cash flow maybe materially less than when the loan originated. This could result in a significant decline in the performance of our loan portfolio.

We rely upon independent appraisals to determine the value of the real estate which secures a significant portion of Service1st’s loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

A significant portion of Service1st’s loan portfolio consists of loans secured by real estate. As of December 31, 2011, approximately 65.19% of Service1st’s loans were secured by real estate. We rely upon independent appraisers to estimate the value of the real estate which secures Service1st’s loans. Appraisals may reflect the estimated value of the collateral on an “as-is” basis, an “as-stabilized” basis or an “as-if-developed” basis, depending upon the loan type and collateral. Raw land generally is appraised at its “as-is” value. Income producing property may be appraised at its “as-stabilized” value, which takes into account the anticipated cash flow of the property based upon expected occupancy rates and other factors. The collateral securing construction loans may be appraised at its “as-if-developed” value, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if-developed” values on construction loans often exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser.

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

We currently are not permitted to expand by acquisition

During the application process for the acquisition of Service1st by WLBC, we made a number of commitments to the FDIC. We assured the FDIC in writing during the application process that we will not seek to expand by acquisition until Service1st is restored to a satisfactory condition. Until that occurs, any growth on Service1st’s part must be the result of organic growth in the bank’s existing business. Prior to the acquisition of Service1st, Western Liberty had announced an intended business strategy of using Service1st as the platform to grow through acquisition of failed banks. By committing to the FDIC that Western Liberty would only acquire Service1st with the immediate and near-term plans to restore Service1st to a safe and sound, and profitable, institution, growth through acquisition of failed banks was excluded from the application terms that the FDIC approved. Although these growth restrictions limit our opportunities currently, such restrictions typically would not survive a future acquisition, assuming the acquirer is a well-established banking organization considered by Federal and state bank regulatory agencies to be well capitalized and well managed.

Bank regulatory restrictions with the FDIC and the Nevada Financial Institutions Division are likely to limit growth and inhibit development of banking products that were not in the business plan approved by bank regulators at the time Western Liberty Bancorp was approved to acquire Service1st Bank of Nevada.

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

As a commitment made to the FDIC during acquisition application processing, we also agreed to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013. We also agreed that for that same time period we will make no change in the directors or executive management of Service1st unless we first receive the FDIC’s non-objection to the proposed change. Since the October 28, 2010 acquisition of Service1st occurred WLBC has also become subject to the requirement to obtain non-objection from the Federal Reserve in advance in order to add a director to the board of WLBC or to make a change in executive management. Neither WLBC nor Service1st Bank may make changes in the board of directors or senior executives without first providing notice to its Federal bank regulatory agency—the Federal Reserve in the case of WLBC and the FDIC in the case of Service1st—and receiving written notice from those agencies that they do not object. Neither WLBC nor Service1st Bank may pay or agree to pay a severance benefit under an employment or severance agreement without first obtaining regulatory approval. These regulatory requirements could make it more difficult for us to retain and hire qualified senior management. The regulatory restrictions will remain in effect until modified or terminated by the regulators. The requirement for providing advance notice of and obtaining non-objection to changes in the board of directors or executive management of Service1st Bank will not terminate before October 28, 2013.

We are subject to supervisory restrictions.

Under the terms of a September 2010 Consent Order of the FDIC and the Nevada FID Service1st agreed: (i) to assess the qualification of, and have retained qualified, senior management commensurate with the size and risk profile of Service1st; (ii) to maintain a Tier I leverage ratio at or above 8.5% and a total risk-based capital ratio at or above 12%; (iii) to continue to maintain an adequate allowance for loan and lease losses; (iv) not to pay any dividends without prior bank regulatory approval; (v) formulate and implement a plan to reduce Service1st’s risk exposure to adversely classified assets; (vi) not to extend additional credit to any borrower whose loan has been charged-off or classified “loss”; (vii) not to extend any additional credit to any borrower whose loan has been classified as “substandard” or “doubtful” without prior approval from Service1st’s board of directors or loan committee; (viii) to formulate and implement a plan to reduce risk exposure to its concentration in commercial real estate loans in conformance with Appendix A of Part 365 of the FDIC’s Rules and Regulations; (ix) to formulate and implement a plan to address profitability; and (x) not to accept brokered deposits (which includes deposits paying interest rates significantly higher than prevailing rates in Service1st’s market area) and reduce its reliance on existing brokered deposits, if any. Although the FDIC and the Nevada FID terminated the Consent Order effective October 31, 2011, as we disclosed in a Form 8-K Current Report filed with the SEC on November 10, 2011, as a condition to termination of the Consent Order Service1st entered into an informal understanding with the FDIC and the Nevada FID that Service1st will, among other things, maintain its Tier 1 leverage ratio at no less than 8.5% and update the bank’s business plan to address goals for achieving profitability and reduction of total adversely classified assets.

Our stock price could fluctuate and could cause you to lose a significant part of your investment.

The market price of our securities may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	changes in our perceived ability to increase our assets and deposits;

•	changes in financial estimates by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	general economic conditions;

•	changes in market valuations of similar companies;

•	terrorist acts;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	future sales of our Common Stock;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving us, our subsidiaries or our general industry; and

•	additions or departures of key personnel.

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

We have approximately 43 full-time equivalent, non-union employees. We seek to employ adequate staffing commensurate with levels of banking activities and customer service requirements for a community bank.

Our success depends in part on our ability to retain key customers, and to hire and retain management and employees and successfully manage the broader organization. Competition for qualified individuals may be intense and key individuals may depart. Accordingly, no assurance can be given that we will be able to attract and retain key customers, management or employees, which could result in disruption to our business and negatively impact our operations and financial condition.

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

Our operations could be impacted by changes in the legal and business environments in which we operate as well as the outcome of ongoing government and internal investigations and legal proceedings. Also, as a result of new laws and regulations or other factors, we could be required to curtail or cease certain operations. Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of audits by various tax authorities, and the ability to fully utilize any tax loss carry forwards and tax credits. These changes could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.

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

Service1st’s legal lending limit is approximately $8 million as of December 31, 2011. Accordingly, the size of the loans which we can offer to potential clients is less than the size of loans our competitors with larger lending limits can offer. Our legal lending limit affects our ability to seek relationships with the area’s larger and more established businesses. Through our previous experience and relationships with a number of the region’s other financial institutions, we are generally able to accommodate loan amounts greater than our legal lending limit by selling participations in those loans to other banks, although we tend to retain a significant portion of the loans we originate. However, we cannot assure you of any success in attracting or retaining clients seeking larger loans or (taking into account the economic downturn and its effects on other financial institutions) that we can engage in participation transactions for those loans on terms favorable to us.

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

We operate from three leased locations. We maintain our principal executive offices at 8363 West Sunset Road, Suite 350, in Las Vegas, Nevada 89113. We also have two banking offices, one located at 8349 West Sunset Road Suite B, Las Vegas, Nevada 89113, and the other at 8965 South Eastern Avenue Suite 190, Las Vegas Nevada 89123.

Item 3—Legal Proceedings [Management and Attorney to Update]

From time to time Service1st Bank is involved in legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the business or financial condition of WLBC or Service1st Bank, either individually or in the aggregate.

Item 4—Mine Safety Disclosures

Not applicable.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities[Management to Update]

Market information—Our common stock is listed on the Nasdaq Global Market (“Nasdaq”), trading under the symbol “WLBC.” Our outstanding securities listed on Nasdaq consist solely of shares of common stock. The following table sets forth for each quarter in the years ended December 31, 2011 and 2010 the high and low sales price of our common stock.

	Common stock
	High	Low
2011
First quarter	6.44	3.52
Second quarter	5.00	2.50
Third quarter	3.30	2.43
Fourth quarter	2.95	2.18

	Common stock
	High	Low
2010
First quarter	8.04	6.18
Second quarter	9.00	5.75
Third quarter	7.80	4.80
Fourth quarter	7.80	4.80

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

Holders of Common Equity

On December 31, 2011 there were approximately 83 holders of record of our common stock. That figure does not include beneficial owners.

Dividends

We have never paid cash dividends on our common stock and we do not intend to pay cash dividends for the foreseeable future. The payment of dividends will depend on our revenues and earnings, if any, capital requirements, and general financial condition. The payment of dividends will be within the discretion of our board of directors. The board currently intends to retain any earnings for use in our business operations. Service1st Bank’s ability to pay dividends to us is subject to bank regulatory restrictions. In addition, because of an informal understanding that Service1st Bank has with the FDIC and with the Nevada FID, Service1st Bank cannot pay cash dividends unless it first obtains the written consent of the FDIC and the Commissioner of the Nevada FID.

Issuer purchases of equity securities in the fourth quarter

Period	(a) Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—31, 2011	112,271	2.47	112,271	$277,141
November 1—30, 2011	2,716	2.71	2,716	$7,364
December 1—31, 2011	820,000	2.50	820,000	$2,074,600

In satisfaction of WLBC’s tax withholding obligation relating to restricted stock awards that vested in the fourth quarter, WLBC withheld a total of 13,432 shares. Of an award of 155,279 shares of restricted stock made to CEO William E. Martin, 31,056 shares became vested on October 28, 2011. After withholding of 10,870 shares, 20,186 vested shares were issued to Mr. Martin. Of an award of 38,819 shares of restricted stock made to former CFO George A. Rosenbaum Jr., 7,764 shares became vested on October 28, 2011. The remaining 31,055 shares were forfeited because of Mr. Rosenbaum’s December 23, 2011 employment termination. After withholding of 2,562 shares from the 7,764 shares that vested, and after forfeiture of 2,601vested shares because of Mr. Rosenbaum’s December 23, 2011 termination, the net vested shares issued to Mr. Rosenbaum were 2,601 shares.

Item 6—Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION—WESTERN LIBERTY BANCORP (WLBC)

WLBC’s balance sheet data as of December 31, 2011 and 2010 and related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31 2011 and 2010 are derived from WLBC’s audited financial statements, which are included elsewhere in this Form 10-K.

Information for December 31, 2010 includes the two months of operations of Service1st and the related balances.

This information should be read together with WLBC’s audited financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—WLBC” and other financial information included elsewhere in this Form 10-K. The historical results included below and elsewhere in this Form 10-K are not indicative of the future performance of WLBC.

WESTERN LIBERTY BANCORP

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2011	2010(3)
	($ in thousands except per share data)
Selected Results of Operations Data:
Interest income	$9,513	$1,530
Interest expense	484	115

Net interest income	9,029	1,415
Provision for loan losses	8,717	36

Net interest income after provision for loan losses	312	1,379
Non-interest income	2,407	108
Non-interest expense	16,947	9,137

Net Loss	$(14,228)	$(7,650)

Per Share data:
Net loss per common share	$(0.96)	$(0.65)
Book Value(5)	$5.65	$6.22
Selected Balance Sheet Data:
Total Assets	$198,290	$257,546
Cash and cash equivalents	89,353	103,227
Certificates of deposit(4)	—	26,889
Securities, available for sale	472
Securities, held to maturity	2,031	7,133
Gross loans, including net deferred loan fees	101,861	106,259
Allowance for loan losses	2,919	36
Deposits	121,226	160,286
Stockholders’ equity	76,041	93,829
Performance Ratios:
Net interest margin(1)	4.55%	3.33%
Efficiency ratio(2)	148.19%	599.93%
Return on average assets	(6.54)%	(2.60)%
Return on average equity	(16.19)%	(5.89)%

	Years Ended December 31,
	2011	2010(3)
	($ in thousands except per share data)
Asset Quality:
Nonperforming loans(6)	$24,054	$10,426
Allowance for loan losses as a percentage of nonperforming loans(6)	12.14%	0.35%
Allowance for loan losses as a percentage of portfolio loans	2.87%	0.03%
Nonperforming loans as a percentage of total portfolio loans(6)	23.61%	9.81%
Nonperforming loans as a percentage of total assets(6)	12.13%	4.05%
Net charge-offs to average portfolio loans	5.66%	0.00%
Capital Ratios:
Average equity to average assets	40.42%	44.11%
Tier 1 equity to average assets	25.70%	30.50%
Tier 1 Risk-Based Capital ratio	70.37%	68.40%
Total Risk-Based Capital ratio	71.59%	68.80%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2)	Efficiency ratio represents non-interest expenses as a percentage of the total of net interest income plus non-interest income.
(3)	Service1st was acquired in 100% stock exchange on October 28, 2010. Thus, the 2010 data represents a full year for WLBC and a partial year (two months) for Service1st.
(4)	Certificates of deposit issued by other banks with original maturities greater than three months.
(5)	Book value is calculated by dividing total stockholder’s equity at December 31 by the number of shares outstanding as of December 31.
(6)	Nonperforming loans includes PCI loans for which no contractual interest is being recorded.

Item 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—WESTERN LIBERTY BANCORP

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

Overview

Predecessor Company. Because WLBC’s operations before the acquisition of Service1st were insignificant relative to those of Service1st, management believes that Service1st is WLBC’s predecessor. Management has determined this based on an evaluation of the various facts and circumstances, including but not limited to the life of Service1st, the operations of Service1st, the purchase price paid, and the fact that the operations on a prospective basis will be most similar to Service1st. Accordingly, separate financial statements of Service1st as of October 28, 2010 and for the period January 1, 2010 through October 28, 2010 are included in this Form 10-K, along with a separate Management Discussion and Analysis. These items should be read in conjunction with the financial statements of the Company for the periods ended December 31, 2011 and 2010. The predecessor financials are not comparable because at acquisition on October 28, 2010 the assets and liabilities were fair valued and a new accounting basis was determined, different from the historical cost basis. In general, this change in basis affects interest income and expense because of the amortization of premiums and discounts to arrive at contractual amounts due.

Local economic conditions. The recession that began in late 2007 has had a very severe impact on the Las Vegas economy. Stagnant or declining property values, persistently high unemployment levels, low consumer and business confidence levels, and increasing vacancy and foreclosure rates for commercial and residential property have adversely affected the Las Vegas economy. We are optimistic that the rapid deterioration in most or all of the Las Vegas-area economic indicators since late 2007 has stopped and that it will eventually be reversed, but we believe that the recovery in the local economy will be very gradual. Given the current economic conditions in Nevada, Service1st has effectively stopped making commercial real estate loans and construction, land development and other land loans (except for contractually required disbursements under existing facilities) unless borrowers can provide strong financial support outside the project under development.

Stock repurchase program. We repurchased a total of 1,574,400 shares in the third and fourth quarters of 2011, under a 5% stock repurchase program announced on August 18, 2011 and a 7% stock repurchase program announced on December 6, 2011. A bank holding company may not purchase or redeem its equity securities without advance written approval of the Federal Reserve under Federal Reserve Rule 225.4(b) if the purchase or redemption combined with all other purchases and redemptions by the bank holding company during the preceding 12 months equals or exceeds 10% of the bank holding company’s consolidated net worth. However, advance approval is not necessary if the bank holding company is well managed, not the subject of any unresolved supervisory issues, and both before and immediately after the purchase or redemption is well capitalized. Although we would remain well capitalized after additional stock repurchases, written approval of the Federal Reserve under Rule 225.4(b) would be necessary in order for us to initiate an additional stock repurchase program.

Formation of asset resolution subsidiary. Las Vegas Sunset Properties was established in 2011 for the purpose of owning and managing nonperforming and subperforming assets of Service1st Bank. OREO properties were transferred from Service1st to Las Vegas Sunset Properties on December 28, 2011. Loan asset transfers were completed on January 11, 2012. Funded with cash contributions from WLBC, Las Vegas Sunset Properties paid fair value to Service1st for the assets. The purchase price was approximately $15.5 million, including approximately $4.0 million for the OREO properties and $11.5 million for the loan assets. The assets were written down to fair value by Service1st and for that reason there was no resulting transaction gain or loss on the sale of the assets by Service1st to Las Vegas Sunset Properties.

Summary of Results of Operations and Financial Condition. Since formation at the beginning of 2007, Service1st has not been profitable. To some extent, the lack of profitability is attributable to the start-up nature of its business: time is required to build assets sufficient to generate enough interest income to cover operating expenses. However, in addition to the customary challenges of building profitability for a start-up bank, Service1st has experienced deterioration in the quality of its loan portfolio.

For the year ended December 31, 2010, WLBC recorded a net loss of $7.7 million or $0.65 per common share, as compared with a net loss of $14.2 million or $0.96 per common share in 2011. The $6.5 million increase in net loss for the year ended December 31, 2011, when compared to the year ended December 31, 2010, was the result of having twelve months of consolidated operations in 2011 compared to two months of consolidated operations in 2010 as well as a $5.6 million goodwill impairment charge taken in the 3rd quarter of 2011, partially offset by the fair value adjustment of $1.8 million on the contingent consideration.

Critical Accounting Policies and Estimates Generally. WLBC’s significant accounting policies are described in Note 1 of its audited financial statements (which are included elsewhere in this Form 10-K), including information regarding recently issued accounting pronouncements, WLBC’s adoption of such policies and the related impact of their adoption. Certain of these policies, along with various estimates that WLBC is required to make in recording its financial transactions, are important to have a complete understanding of WLBC’s financial position. In addition, these estimates require WLBC to make complex and subjective judgments, many of which include matters with a high degree of uncertainty.

Critical Accounting Policies and Estimates: Allowance for Loan Losses. The ALLL was adjusted to zero in conjunction with the fair value accounting process. Therefore, the ALLL of $36,000 at December 31, 2010 only relates to those loans generated after the October 28, 2010 acquisition date. As of December 31, 2011, our allowance for loan and lease losses was $2.9 million. This allowance relates to new loan acquisitions since the acquisition date and additional credit deterioration in the portfolio acquired. Of the total loan portfolio, $26.5 million in loans have been made after the acquisition date of October 28, 2010.

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

Critical Accounting Policies and Estimates: Investment Securities Portfolio. Securities classified as available for sale are equity securities and those debt securities WLBC intends to hold for an indefinite year of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of WLBC’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar considerations. Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income (loss), net of related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

Critical Accounting Policies and Estimates: Stock-Based Compensation. WLBC awarded common stock, restricted stock, restricted stock units and assumed the Service1st stock options outstanding at October 28, 2010. This is described in Note 13 to WLBC’s audited financial statements for the year ended December 31, 2011, included elsewhere in this Form 10-K. WLBC records the fair value of stock compensation granted to employees and directors as expense over the vesting year(s). The cost of the award is based on the grant-date fair value. The compensation expense recognized was approximately $529,000 for the year ended December 31, 2011 and $1.8 million for the year ended December 31, 2010.

Critical Accounting Policies and Estimates: Income Taxes. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. As a result of the October 28, 2010 acquisition of Service1st Bank, WLBC’s net operating loss utilization will be subject to an annual limitation on the net operating loss against future taxable income. Internal Revenue Code section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.

Critical Account Policies and Estimates: Acquisition of Service1st Bank of Nevada. The acquisition of Service1st Bank was recorded as a business combination under the current accounting rules and as a result the balance sheet of Service1st was revalued to fair value as of the transaction date. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. WLBC elected to obtain professional assistance in this activity. The Company hired a third-party vendor to assist Management in determining the fair value of the loan portfolio, the time deposits, and the contingent consideration potentially payable to the stockholders of Service1st Bank.

As of the acquisition date, the gross loan portfolio at Service1st Bank was approximately $125.4 million with a related ALLL of approximately $9.4 million. The valuation resulted in a discount of approximately $15.1 million at October 28, 2010. This discount consists of two components: credit discount and yield discount. The performing portfolio was approximately $89.9 million and was discounted by $49,000 for yield and $3.6 million for credit discounts. The remaining $35.6 million of loans were identified as loans with purchased credit impairment and those loans had a discount of $576,000 for yield and $10.9 million for credit discounts. The discounts on performing loans are recognized by a “level yield” method over the remaining life of the loans or loan pools. The loans identified as containing purchase credit impairment are treated somewhat differently. The discount associated with yield is accreted as yield discount and the credit discount is not accreted but is left on the books to reduce the current carrying value of the applicable loans. The application of this process requires that the aggregate discount is first netted against the ALLL, reducing the ALLL to zero. Consequently, the first day after the transaction the loan portfolio was approximately $110 million with no ALLL. In addition, current accounting methodology only allows for the establishment of an ALLL to occur as the entity records new loans on the books or identifies subsequent credit deterioration on the original loans marked to fair value at acquisition date.

Since inception, Service1st had charged off approximately $17.8 million of loans through October 28, 2010. The remaining $125 million loan portfolio was further reduced by approximately $15 million in the fair value process as of the acquisition date.

The third-party vendor that assisted with the determination of the loan portfolio’s fair value also assisted with the valuation of the intangible asset known as the “core deposit intangible,” of “CDI.” The CDI is the result of a valuation study which attempts to associate a value for the customer’s deposit relationships based on the profitability of the deposits and how long they are expected to produce revenue to the entity. This intangible asset was valued at $784,000 for Service1st at October 28, 2010. The intangible asset is amortized on an accelerated basis using an estimated ten year life.

When we acquired Service1st we provided for a potential future benefit for the original Service1st stockholders, which was carried at fair value on our balance sheet as a contingent liability. Because of numerous negative factors in the local economy, our overall performance and our stock trading significantly below book value, we determined in the third quarter of 2011 that it was unlikely that our stock price will recover enough to trigger this benefit. Consequently, the fair value of this liability for contingent consideration was reversed to zero. We will continue to evaluate this liability until it expires in October of 2012, recording the appropriate fair value adjustment if necessary. This reduction on the liability side of the balance sheet generated a non-cash benefit of $1.8 million in non-interest income in the third quarter.

Critical Accounting Policies and Estimates: Goodwill Impairment. These estimates along with several other estimates were used to complete the fair value process for the balance sheet of Service1st and also to evaluate the fair value of future commitments and off-balance sheet items. Upon completion of these activities the adjustments are posted to the records of the new subsidiary. The difference between the fair value of the consideration paid for Service1st Bank versus the net asset values acquired is an unidentified intangible asset (goodwill) of approximately $5.6 million.

During the third quarter of 2011, management determined that there was an adverse change in the business climate. This was directly related to the adverse local economy persisting which is continuing to have a meaningful impact on the Bank’s operations, and although the acquisition of the Bank had been consummated less than one year previously, management determined that it was more likely than not that the fair value of the reporting unit had fallen below its carrying amount. The primary indicator for this decision was the ongoing deterioration of borrowers who can no longer perform under the original terms of the loan agreements. These loans have typically required significant reserves or charge-offs based on appraised collateral values that may have declined 50-80% and since the inception of the loan. As a result a majority of the $8.7 million provision during the year related to these loans. The Company elected to obtain professional assistance in determining the fair value of the reporting unit and if necessary to assist in determining the fair values of all assets and liabilities, any core deposit intangibles and the fair value of the contingent consideration. We determined the fair value of our reporting unit and compared it to its carrying amount and determined that step two of the impairment test should be performed during the third quarter. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows method as well as the guideline change of control transactions method and public company method. The second step of the goodwill impairment test is performed to determine the amount of the goodwill impairment, if any. Step two required us to compute the implied fair value of the reporting unit goodwill and compare it against the actual carrying amount of the reporting unit goodwill. The implied fair value of the reporting unit goodwill was determined in the same manner that goodwill recognized in a business combination is determined. That is, the fair value of the reporting unit was allocated to all of the individual assets and liabilities of the reporting unit, including any unrecognized identifiable intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit determined in the first step was the price paid to acquire the reporting unit. The allocation process is only performed for purposes of testing goodwill for impairment, as the other assets and liabilities are not written up or down, nor is any additional unrecognized identifiable asset recorded as part of this process.

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

Critical Accounting Policies and Estimates: OREO

Other real estate owned or other foreclosed assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, the valuation allowance is adjusted through a charge to noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recognized in noninterest expense.

Results of Operations

The results of WLBC include twelve months of operations for 2011 and only two months of operations in 2010 for Service1st. This substantially impacts interest income, interest expense, provision for loan losses and various non interest income and expense items which were not applicable to WLBC prior to the Acquisition. The interest income line is also impacted by the accretion of discount on the loan portfolio which approximated $436,000 for 2010 and $3.6 million for 2011.

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

Variable rate loans constitute approximately 50.00% of WLBC’s portfolio for the year end December 31, 2011, which are indexed to the national prime rate. However, a majority of these prime-rate based loans are subject to “floors,” ranging from 5.5% to 8.5%. Currently the prime rate is under the applicable floor rate for substantially all of WLBC’s prime-rate based loans.

Movements in the national prime rate that increase the applicable loan rates above applicable floors have a direct impact on WLBC’s loan yield and interest income. The national prime rate remained at 3.25% throughout 2010 and 2011, as the Federal Reserve maintained the targeted federal funds rate steady. Based on economic forecasts generally available to the banking industry, WLBC currently believes it is reasonably possible that the targeted federal funds rate and the national prime rate will remain flat in the foreseeable future and increase in the long term; however, there can be no assurance to that effect or as to the timing or the magnitude of any increase should an increase occur, as changes in market interest rates are dependent upon a variety of factors that are beyond WLBC’s control.

WLBC, through its asset and liability policies and practices, seeks to maximize net interest income without exposing WLBC to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and re-pricing options of all classes of interest-bearing assets and liabilities. See “Quantitative and Qualitative Disclosures About Market Risk” in this section for more information.

The following table sets forth WLBC’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2011, and 2010.

	Year Ended December 31, 2011			Year Ended December 31, 2010(4)
($ in thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest Earning Assets:
Certificates of deposit	$8,396	$87	1.04%	26,889	$56	1.27%
Money Market funds	30,196	2	0.01%	76,804	8	0.06%
Interest Bearing deposits	52,262	130	0.25%	39,308	16	0.25%
Investment securities	4,639	41	0.88%	7,898	47	3.62%
Portfolio loans(1)	103,077	9,253	8.98%	107,275	1,403	7.96%

Total interest-earnings assets/interest income	198,570	9,513	4.79%	258,174	1,530	3.61%
Noninterest Earning Assets:
Cash and due from banks	7,918			12,035
Allowance for loan losses	(1,955)			(18)
Other assets	12,916			13,243

Total assets	$217,449			$283,434

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities:
Demand deposits	8,016	24	0.30%	31,275	43	0.84%
Money markets	26,914	152	0.56%	26,048	25	0.58%
Savings	897	4	0.45%	1,272	1	0.48%
Time deposits under $100,000	6,497	56	0.86%	4,910	7	0.87%
Time deposits $100,00 and over	32,828	245	0.75%	29,943	39	0.79%
Short-term borrowings	904	3	0.33%	—	—	0.00%

Total interest-bearing liabilities/interest expense	76,056	484	0.64%	93,448	115	0.75%
Noninterest Bearing Liabilities:
Non-interest-bearing demand deposits	51,679			68,493
Accrued interest on deposits and other liabilities	1,818			2,221

Total liabilities	129,553			164,162
Stockholders’ equity(5)	87,896			87,704

Total liabilities and stockholders’ equity(6)	217,449			$251,866

Net interest income and Interest rate spread(2)		$9,029	4.15%		$1,415	2.86%

Net interest margin(3)			4.55%			3.33%
Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	261%			276%

(1)	Average balances include nonaccrual loans of approximately $24.1 million and $10.4 million, for the years ended December 31, 2011 and 2010, respectively. Net loan (fees) or costs of $41,000 and $37,000, are included in the yield computation for the years ended December 31, 2011 and 2010, respectively.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest earning assets.
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

	Years Ended December 31, 2011 Compared to 2010 Increase (Decrease) Due to Changes in:
($’s In thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income:
Certificates of deposit	$(192)	$223	$31
Money Market funds	(3)	(3)	(6)
Interest bearing deposits	32	82	114
Investment securities	(29)	23	(6)
Portfolio loans	(377)	8,227	7,850

Total increase (decrease) in interest income	(569)	8,552	7,983

Interest expense:
Interest checking	$(70)	$51	$(19)
Money markets	5	122	127
Savings	(2)	5	3
Time deposits under $100,000	14	35	49
Time deposits $100,000 and over	22	184	206
Short-term borrowings	3	—	3

Total increase (decrease) in interest expense	(28)	397	369

Net increase (decrease) in net interest income	$(541)	$8,155	$7,614

Comparison of 2011 with 2010

For the year ended December 31, 2011, average interest-earning assets were $198.6 million and average interest-bearing liabilities were $76.1 million, generating net interest income of $9.0 million which includes $3.6 million of accretion of discount on loans. For the year ended December 31, 2010, average interest-earning assets were $258.2 million and average interest-bearing liabilities were $93.4 million, generating net interest income of $1.4 million. Average balances of interest earning assets decreased by an average of $59.6 million, or 23.09%

from $258.2 million for the year ended December 31, 2010 to $198.6 million for the year ended December 31, 2011, due to average money market funds decreased $46.6 million from $76.8 million for the year ended December 31, 2010 to $30.2 million for the year ended December 31, 2011, when WLBC transferred their funds from money market accounts earning 1 basis point to a non-interest bearing account with Service1st Bank where it would receive FDIC insurance coverage on 100% of its balance, plus the bank could invest those funds in an over-night account with the Federal Reserve Bank and earn 25 basis points on those monies. Average certificates of deposits decreased $18.5 million from $26.9 million for the year ended December 31, 2010 to $8.4 million for the year ended December 31, 2011, as the company made a decision to liquidate these investments. Average loan balances decreased $4.2 million from $107.3 million for the year ended December 31, 2010 to $103.1 million for the year ended December 31, 2011 due to loan paydowns, payoffs and charge-offs exceeding new loan originations.

Average securities decreased $3.3 million, from $7.9 million for the year ended December 31, 2010 to $4.6 million for the year ended December 31, 2011, as a result of securities maturing during the year with the expectation that these funds would be reinvested in new loan originations.

Interest income was positively impacted by the twelve months of operations in 2011 compared to only two months of operations in 2010. Interest income grew from $1.5 million for those two months ended December 31, 2010 to $9.5 million for the twelve months ended December 31, 2011. On average, loans yielded 8.98% for the year ended December 31, 2011.

The interest income on loans was positively impacted by the purchase accounting adjustments. The discount accretion for loans approximated $3.6 million for the year ended December 31, 2011 and $436,000 for the two month period in 2010, as a result of the short term nature of the loans, refinancing and prepayments.

For the year ended December 31, 2011, average interest-bearing liabilities were $76.1 million, generating interest expense of $484,000 in 2011, compared with $93.4 million in average interest-bearing liabilities generating interest expense for the two months ended December 31, 2010 of $115,000. WLBC’s average interest bearing liabilities at December 31, 2011 are as follows: interest checking accounts average $8.0 million, money market accounts average $26.9 million, savings average $897,000, time deposits under $100,000 average $6.5 million and time deposits $100,000 and over average $32.8 million.

Interest expense grew from $115,000 for the two months ended December 31, 2010 to $484,000 for the year ended December 31, 2011. Interest expense on time deposits over and under $100,000 contributed $301,000 to total interest expense, or 62.19% while money markets contributed $152,000 or 31.41% followed by interest bearing demand deposit checking accounts which contributed $24,000 or 4.96% of total interest expense. On average, interest earning deposits yielded 0.64% for the period ended December 31, 2011.

As a result WLBC’s interest rate spread (yield earned on average interest-earning assets less the average rate paid on interest-bearing liabilities) was 4.15% and its net interest margin was 4.55%, yielding a net interest income of $9.0 million for the year ended December 31, 2011.

Provision for Loan Losses

The provision for loan losses in each year is reflected as a charge against earnings in that year. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in WLBC’s judgment, is adequate to absorb probable incurred loan losses inherent in the loan portfolio. The amount of the provision for loan losses in any year is affected by reductions to the allowance in the year resulting from charged-off loans and increases to the allowance in the year as a result of recoveries from charged-off loans. In addition, changes in the size of the loan portfolio and the recognition of changes in current risk factors affect the amount of the provision.

During 2011, WLBC continued to experience significant competitive pressures and challenging economic conditions in the markets in which it operates. The Las Vegas economy, as well as the national economy, has continued to show signs of significant weakness. Weakness in the residential market has expanded into the commercial real estate market, as builders and related industries downsize. These economic trends have adversely affected WLBC’s asset quality and increased charged-off loans. WLBC has responded by increasing provision expense to replenish and build the allowance for loan losses allocable to adversely affected segments of WLBC’s loan portfolio—in particular, commercial real estate loans and commercial and industrial loans. Continuation of these economic and real estate factors is likely to affect WLBC’s asset quality and overall performance during the coming year.

WLBC’s provision for loan losses of $8.7 million in 2011 was the result of further deterioration in the loan portfolio’s credit quality for the year ended December 31, 2011, compared with $36,000 for the year ended December 31, 2010. The provision for loan losses for 2010 is primarily attributable to new loan growth of $995,000.

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

For loans that are credit-impaired when acquired, in addition to determining their fair value, the Company must differentiate between contractual cash flows that are expected to be received and those that are not expected to be received. The excel of cash flows expected to be received compared to the fair value of the loan, the accretable yield that will be recognized through accretion as interest income over the term of the loan. The difference between the total contractual payments and the undiscounted amount of the expected cash flows is termed the “nonaccretable difference”. This amount is not recognized as an allowance for credit loss because it was already considered in determining the fair value of the loan. If the borrower pays as expected, or pays more than expected, then no allowance is needed for a PCI loan and there would be no provision expense. If the borrower pays less than expected, then it is assumed that further credit deterioration has occurred subsequent to the acquisition and an allowance must be provided through a charge to provision expense as well as a reduction in the amount of the accretable yield that will be recognized in subsequent periods.

Non-Interest Income

Non-interest income totaled $2.4 million for the year ended December 31, 2011 and $108,000 for the year ended December 31, 2010. The $2.3 million increase in non-interest income is primarily the result of a $1.8 million change in fair value of the contingent consideration liability being reversed which resulted in non-interest income. On October 28, 2010, WLBC recorded a liability to compensate Service 1st Bank shareholders additional common shares equal to twenty percent of Service 1st Bank’s tangible capital at August 31, 2010, if the price of the Company’s common stock exceeds $12.75 for a set number of days. Since WLBC’s stock price has decreased, the potential for that future benefit to the original shareholders of Service1st Bank has greatly diminished. During the evaluation of the fair value of the contingent consideration, management determined the probability of achieving the triggering event was zero and reversed all of the contingent consideration liability.

Non-Interest Expense

The following table sets for the principal elements of non-interest expenses for 2011, 2010.

	Years Ended December 31,
($ In thousands)	2011	2010(1)
Non-interest expenses:
Salaries and employee benefits	$3,242	$1,461
Occupancy, equipment and depreciation	1,490	269
Computer service charges	294	51
Federal deposit insurance	524	90
Professional fees	2,634	3,851
Advertising and business development	97	7
Insurance	284	825
Telephone	81	19
Printing and supplies	283	314
Director fees	225	25
Stock based compensation	529	1,770
Provision for unfunded commitments	(257)	—
Oreo property impairment	797	—
Goodwill Impairment	5,633	—
Other	1,091	455

Total non-interest expenses	$16,947	$9,137

(1)	For the year January 1, 2010 through December 31, 2010 for WLBC and for the two months ended 2010 for Service1st.

During the third quarter of 2011, WLBC wrote-off $5.6 million in Goodwill. Goodwill resulting from a business combination after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected October 31st as the date to perform the annual impairment test, or such time as an event occurs or circumstances change that would likely reduce the fair value of the reporting unit, as was the case during this quarter. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. WLBC acquired Service1st Bank of Nevada on October 28, 2010 which resulted in goodwill of $5.6 million being recorded. See Note 7, Goodwill and Intangibles.

Non-interest expense was $16.9 million for the year ended December 31, 2011, compared with $9.1 million for 2010. Salaries and employee benefits total $3.2 million, compared with $1.5 million for 2010. The $1.8 million increase in salaries and employee benefits expense is the result of WLBC acquiring Service1st on October 28, 2010 which employed 43 full time employees. Thus, 2011 reflects twelve months of salaries and benefits expense, where 2010 only reflects two months. Professional fees decreased $1.3 million, from

$3.9 million for the year ended December 31, 2010 to $2.6 million for the year ended December 31, 2011. The $1.3 million decrease is largely due to the company managing down its costs associated with legal, audit and consulting fees in 2011. Occupancy expense increased $1.2 million from $269,000 for the two months ended December 31, 2010 to $1.5 million for the year ended December 31, 2011. The primary reason for this increase is due to 2010 only having two months of expense, while 2011 reflects a full year of expense. Provision for unfunded commitments decreased $257,000 in 2011. This decrease is the result of the company changing from a manual Allowance for loan and lease loss (ALLL) in first quarter 2011 to the Pacific Coast Bankers Bank (PCBB) model. As a result of this change, the provision for unfunded commitments was determined to be over reserved, which resulted in the reversal of $257,000 in expense in 2011.

Income Taxes

Due to WLBC incurring operating losses from inception, no provision for income taxes has been recorded since the inception of WLBC.

Financial Condition

Assets

Total assets stood at $198.3 million for the year ended December 31, 2011, a decrease of $59.2 million, or 23.01% from $257.5 million as of December 31, 2010. The decrease in total assets was principally attributable to a $39.1 million decrease in total deposits. Total deposits decreased from $160.3 million as of December 31, 2010 to $121.2 million as of December 31, 2011. Of the $39.1 million decrease, $25.0 million was attributed the bank closing an interest bearing account which contained deposits for Individual Retirement Account monies that the FDIC deemed to be brokered in fourth quarter 2010. As a result, the bank closed this account January 4, 2011. The remaining $14.1 is related to reductions in customer’s deposit balances. Non-interest bearing balances have decreased $16.6 million, from $67.1 million as of December 31, 2010 to $50.5 million as of December 31, 2011.

The company has bridged the $39.1 million decrease in total deposits by not re-investing any of the $26.9 million laddered maturities of Certificates of Deposit investments that have matured during 2011. As of December 31, 2010 the company had $26.9 million in certificates of deposits invested with only FDIC insured institutions. No single investment principal and interest exceeded $250,000 per financial institution. As of December 31, 2011 certificates of deposits invested at other FDIC insured institutions was zero. Cash and cash equivalents consisting of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less, decreased $13.8 million from $103.2 million as of December 31, 2010 to $89.4 million as of December 31, 2011.

Further decreases were noted in securities available for sale which decreased $1.3 million from $1.8 million as of December 31, 2010 to $472,000 as of December 31, 2011. Securities held to maturity decreased $3.3 million from $5.3 million as of December 31, 2010 to $2.0 million as of December 31, 2011. Gross loans, including net deferred loan fees decreased $4.4 million, from $106.3 million as of December 31, 2011 to $101.9 million as of December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less. Cash and cash equivalents totaled $89.4 million for the year ended December 31, 2011 and $103.2 million at December 31, 2010. Cash and cash equivalents are managed based upon liquidity needs. The decrease reflected WLBC’s efforts to reduce its liquidity in reaction to the reductions in loan portfolio balances and growth. See “—Liquidity and Asset/Liability Management” in this section below for more information.

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

WLBC uses two portfolio classifications for its investment securities: “Held to Maturity”, and “Available for Sale”. The Held to Maturity portfolio consists only of securities that WLBC has both the intent and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by generally accepted accounting principles. Accounting guidance requires Available for Sale securities to be marked to estimated fair value with an offset, net of taxes, to accumulate other comprehensive income, a component of stockholders’ equity.

WLBC’s investment portfolio is currently composed primarily of: (i) U.S. Government Agency securities; (ii) investment grade corporate debt securities; and (iii) collateralized mortgage obligations. For the year ended December 31, 2011, investment securities totaled $2.5 million, compared with $7.1 at December 31, 2010.

WLBC has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

The tables below summarize WLBC’s investment portfolio for the year ended December 31, 2011. Securities are identified as available-for-sale or held to maturity. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Amortization of premiums or accretion of discounts on mortgage-backed securities is adjusted for estimated prepayments. Securities measured at fair value are reported at fair value, with unrealized gains and losses included in current earnings.

	For the Year Ended December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
U.S. Government Agency Securities	$250	$3	$—	$253
Collateralized Mortgage Obligations-Commercial	217	2	—	219

Total	$467	$5	$—	$472

	For the Year Ended December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investments-Held to Maturity
Corporate debt securities	$1,520	$—	$(1)	$1,519
SBA Loan Pools	511	5	—	516

Total	$2,031	$5	$(1)	$2,035

	For the Year Ended December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
U.S. Government Agency Securities	$—	$—	$—	$—
Collateralized Mortgage Obligations-Commercial	1,819	—	—	1,819

Total	$1,819	$—	$—	$1,819

	For the Year Ended December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investments-Held to Maturity
Corporate debt securities	$4,663	$0	$(27)	$4,636
SBA Loan Pools	651	0	—	651

Total	$5,314	$0	$(27)	$5,287

The table below summarizes the maturity dates and investment yields on WLBC’s investment portfolio for the year ended December 31, 2011 for securities identified as available for sale or held to maturity. These securities were acquired with the October 28, 2010 acquisition, and no such securities were owned prior to that date by the Company.

	For the Year Ended December 31, 2011
	Due Under 1 Year Amount/Yield		Due 1-5 Years Amount/Yield		Due 5-10 Years Amount/Yield		Due Over 10 Years Amount/Yield		Total Amount/Yield
Available for Sale
U.S. Government Agency Securities	$—	0.00%	$253	2.05%	$—	0.00%	$—	0.00%	$253	2.05%
Corporate Debt Securities	$—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Collateralized Mortgage Obligations-Commercial	219	5.03%	—	0.00%	—	0.00%	—	0.00%	219	5.03%
Small Business Administration Loan Pools	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total available for sale	$219	5.03%	$253	2.05%	$—	0.00%	$—	0.00%	$472	3.43%

Held to Maturity
U.S. Government Agency Securities	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Corporate Debt Securities	1,520	1.33%	—	0.00%	—	0.00%	—	0.00%	1,520	1.33%
Collateralized Mortgage Obligations-Commercial	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Small Business Administration Loan Pools	7	4.67%	—	0.00%	142	2.31%	362	2.39%	511	2.40%

Total held to maturity	$1,527	1.35%	$—	0.00%	$142	2.31%	$362	2.39%	$2,031	1.60%

	For the Year Ended December 31, 2010
	Due Under 1 Year Amount/Yield		Due 1-5 Years Amount/Yield		Due 5- 10 Years Amount/Yield		Due Over 10 Years Amount/Yield		Total Amount/Yield
Available for Sale
U.S. Government Agency Securities	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Corporate Debt Securities	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Collateralized Mortgage Obligations-Commercial	1,417	2.55%	402	2.69%	—	0.00%	—	0.00%	1,819	2.58%
Small Business Administration Loan Pools	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total available for sale	$1,417	2.55%	$402	2.69%	$—	0.00%	$—	0.00%	$1,819	2.58%

Held to Maturity
U.S. Government Agency Securities	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Corporate Debt Securities	3,075	7.17%	1,561	7.00%	—	0.00%	—	0.00%	4,636	7.11%
Collateralized Mortgage Obligations-Commercial	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Small Business Administration Loan Pools	5	3.00%	14	4.33%	99	2.57%	534	2.76%	651	2.77%

Total held to maturity	$3,080	7.16%	$1,575	6.98%	$99	2.57%	$534	2.76%	$5,287	6.57%

Loans

For the year ended December 31, 2011, substantially all of WLBC’s loan customers were located in Nevada.

The following table shows the composition of the loan portfolio in dollar amounts and in percentages, along with reconciliation to loans receivable, net.

($ in thousands)	December 31, 2011		December 31, 2010
Loans secured by real estate:
Construction, land development and other land loans	$3,417	3.36%	$5,923	5.58%
Commercial real estate	58,252	57.21%	54,975	51.75%
Residential	4,704	4.62%	9,247	8.71%

Total loans secured by real estate	$66,373	65.19%	70,145	66.04%
Commercial and industrial	35,417	34.78%	35,946	33.84%
Consumer	30	0.03%	131	0.12%

Gross loans	101,820	100.00%	106,222	100.00%

Net deferred loan fees and costs	41		37

Gross loans, net of deferred fees and costs	101,861		106,259
Less: Allowance for loan losses	(2,919)		(36)

Net loans	$98,942		$106,223

Total gross loans, were $101.8 million for the year ended December 31, 2011, compared to $106.2 at December 31, 2010. Gross loans, net of deferred fees and costs the allowance for loan losses totaled $98.9 million for the year ended December 31, 2011, as a result of a $2.9 million increase in the allowance for loan losses.

Commercial real estate loans balances were $58.3 million, or 57.21% of total loans for the year ended December 31, 2011, commercial and industrial loans totaled $35.4 million, or 34.78% of total loans, residential real estate loans were $4.7 million, or 4.62% of total loans while construction, land development and other land loans totaled $3.4 million, or 3.36% of total loans.

The following table presents maturity information for the loan portfolio at December 31, 2011. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	For the Year Ended December 31, 2011
	Due Within One Year	Due 1-5 Years	Due Over Five Years	Total
Loans secured by real estate:
Construction, land development and other land loans	$2,624	$793	$—	$3,417
Commercial real estate	2,784	27,760	27,708	58,252
Residential real estate (1 to 4 family)	1,005	3,566	133	4,704

Total real estate-secured loans	$6,413	$32,119	$27,841	$66,373
Loans not secured by real estate:
Commercial and industrial	20,155	9,409	5,853	35,417
Consumer	10	20	—	30

Loans, Gross	26,578	41,548	33,694	101,820
Interest rates:
Fixed	$10,361	$32,578	$7,905	$50,844
Variable	16,217	8,970	25,789	50,976

Loans, Gross	$26,578	$41,548	$33,694	$101,820

Concentrations

WLBC’s loan portfolio has a concentration of loans secured by real estate. For the year ended December 31, 2011, loans secured by real estate comprised 65.19% of total gross loans. Substantially all of these loans are secured by first liens. Approximately 28.37% of these real estate-secured loans are owner occupied for the year ended December 31, 2011. A loan is considered owner occupied if the borrower occupies at least fifty one percent of the collateral securing such loan. WLBC’s policy is to obtain collateral whenever it is available; depending upon the degree of risk WLBC is willing to accept. Repayment of loans is expected from the borrower’s cash flows or the sale proceeds of the collateral. Deterioration in the performance of the economy and real estate values in WLBC’s primary market areas has had, and is expected to continue to have, an adverse impact on collectability of outstanding loans.

Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. WLBC’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If at any time during the life of the loan the project is determined not to be viable, WLBC generally has the ability to discontinue the use of the interest reserve and take appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. For the year ended December 31, 2011, WLBC had no loans with an interest reserve.

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

($’s in thousands)	For the Year Ended December 31,	For the Year Ended December 31,
	2011	2010
Nonaccrual loans:
Loans Secured by Real Estate
Construction, land development and other land loans	$612	$2,632
Commercial real estate	17,483	1,224
Residential real estate (1-4 family)	3,698	2,900
Total loans secured by real estate	21,793	6,756
Commercial and industrial	2,261	3,670
Consumer	—	0

Total nonaccrual loans	$24,054	10,426
Past due (>90days) loans and accruing interest:
Loans Secured by Real Estate
Construction, land development and other land loans	$—	$—
Commercial real estate	—	—
Residential real estate (1-4 family)	—	—

Total loans secured by real estate	—	—
Commercial and industrial	—	—
Consumer	—	—

Total past due loans accruing interest	—	—
Total nonperforming loans	$24,054	$10,426
Other real estate owned (OREO)	4,008	3,406

Total nonperforming assets	$28,062	$13,832

Restructured loans (still on accrual)(1)	$1,944	$—

Total non-performing assets and restructured loans (still on accrual)	$30,006	$13,832

Non-Performing Loans as a percentage of total portfolio loans	23.61%	9.81%
Non-Performing loans as a percentage of total assets	12.13%	4.05%
Non-Performing assets as a percentage of total assets	14.15%	5.37%
Allowance for loan losses as a percentage of nonperforming loans	12.14%	0.35%

(1)	For the year ended December 31, 2011, WLBC had approximately $1.9 million in loans classified as restructured loans still on accrual.

For the year ended December 31, 2011, nonperforming loans totaled $24.1 million, or 23.61%, of total portfolio loans. Total nonperforming assets for the year ended December 31, 2011 were $28.1 million.

The largest category of nonperforming is commercial real estate loans of $17.5 million followed by residential real estate loans of $3.7 million, commercial and industrial loans of $2.3 million and construction, land development and other land loans of $612,000. With many real estate projects requiring an extended time to market, many of WLBC’s borrowers have exhausted their liquidity and stopped making payments, thereby requiring WLBC to place the loans on nonaccrual. Given the current economic conditions in Nevada, WLBC may selectively make commercial real estate loans and construction, land development and other land loans (except for contractually required disbursements under existing facilities) to borrowers with strong outside financial support.

Potential Problem Loans

WLBC classifies its loans consistent with federal banking regulations using a ten category grading system. The loans discussed in the following table have been recorded at the lower of cost or fair value as discussed in Note 5 of WLBC’s financial statements. The table presents information regarding potential problem loans, which are graded but still performing as of the dates indicated. These graded loans are referred to in applicable banking regulations as “Other Loans Especially Mentioned”, “Substandard”, “Doubtful”, and “Loss”.

	For the Year Ended December 31, 2011
	# of Loans	Loan Balance	%	Percent of Total Loans
Construction, land development and other land loans	5	$1,502	14.99%	1.47%
Commercial real estate	5	7,350	73.35%	7.22%
Residential real estate (1-4 family)	—	—	0.00%	0.00%
Commercial and industrial	11	1,168	11.66%	1.15%
Consumer	—	—	0.00%	0.00%

Total Loans	21	$10,020	100.00%	9.84%

WLBC’s potential problem loans which are not considered nonperforming consisted of 21 loans and totaled approximately $10.0 million for the year ended December 31, 2011. Commercial real estate comprises approximately 73.35% of the total aggregate balance of potential problem loans for the year ended December 31, 2011. Construction, land development and other land loans comprise approximately 14.99% of the total balance of potential problem loans for the year ended December 31, 2011. Commercial and industrial loans comprise approximately 11.66% of the total aggregate balance of potential problem loans for the year ended December 31, 2011. Residential real estate loans comprise approximately 0.00% of the total balance of potential problem loans for the year ended December 31, 2011.

Impaired Loans

A loan is impaired when it is probable that WLBC will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans have been recorded at the lower of cost or fair value as discussed in Note 5 of WLBC’s financial statements and are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are either included in the allowance for loan losses or charged off WLBC’s books, if deemed necessary.

The categories of nonaccrual loans and impaired loans overlap, although they are not coextensive. WLBC considers all circumstances regarding the loan and borrower on an individual basis when determining whether a loan is impaired such as the collateral value, reasons for the delay, payment record, the amount past due, and number of days past due.

At December 31, 2011, the aggregate total amount of loans classified as impaired, was $29.2 million. The total specific allowance for loan losses related to these loans was $335,000 for the year ended December 31, 2011. The increase in total impaired loans reflects the overall decline in economic conditions in Nevada.

At December 31, 2011, WLBC had approximately $23 million in loans classified as restructured loans. Six of the twenty-six loans were on accrual status as of December 31, 2011. The following is a summary of these loans:

•

A $2.3 million commercial real estate loan, which was secured by a tavern/bar, was restructured in July 2010. The restructure deferred past due interest payments to the end of the note term and reduced principal and interest payments beginning in April 2011 for the next twelve months. At December 31, 2011, the book balance on this restructured loan was $1.1 million.

•

The same principal/borrower on two related commercial real estate loans requested payment relief. The two loans were restructured in December 2011. The loans are secured by leased office buildings. The borrowing entities experienced diminished cash flows due to the loss of tenants and rent concession. In addition, the principals’ outside personal cash flow and liquidity had deteriorated. The restructures lowered the interest rates and reduced the principal and interest payments based upon a 30-year fully amortizing schedule. Both notes mature in three years. At December 31, 2011, the combined book balance was $3.9 million.

•

A commercial real estate loan secured by an office building was restructured July 2011. Due to a lack of cash flow from the property, the borrower requested payment relief. The loan was restructured into two notes, reducing the rate and the principal and interest payments on a 25 year amortization, maturing in three years. Additional collateral was also taken to support one of the notes. At December 31, 2011, the book balance was $1.3 million.

•

A commercial real estate loan, which is secured by an office building, was restructured July 2011. The borrower requested payment relief due to reductions in rental income resulting from vacancy and rent reductions to two tenants. In additional, the borrower’s business suffered a significant fiscal year loss which further impacted support for the loan. The loan was restructured with reduced interest rates, maturing in three years. The borrower pledged the cash value of a life insurance policy as additional collateral. At December 31, 2011, the book balance was $2.2 million.

•

Two related loans with the same principal/borrower were restructured in August and September 2011. The loans consist of two residential real estate loans secured by multiple rented single family residences. The borrower requested payment relief following the loss of tenants and rent reductions in other properties which adversely impacted the borrower’s overall cash flow. The restructured loans reduced the interest rate, and amortized the principal and interest payments over 30 and 25 years, respectively, maturing in three years. At December 31, 2011, the combined book balance was $3.0 million.

•

Two related loans with the same principal/borrower matured in October 2011, and the borrower requested a restructure as a result of deterioration of the borrower’s core business cash flow. Both loans are commercial and industrial loans consisting of one unsecured loan and one loan secured by business assets. After lengthy negotiations, the borrower agreed to pledge a free and clear single family residence along with second trust deed on a commercial office building securing a related commercial real estate loan. In exchange for the additional collateral another restructure was committed. It is expected that the restructured loans will be consummated in early January, 2012. At December 31, 2011, the combined book balance was $1.2 million.

•

Four related loans to the same borrower were restructured in June 2010. The loans consist of two commercial and industrial loans totaling $650,000 that were related to the borrower’s medical practice and two real estate-secured loans totaling $5.4 million, consisting of a $3.2 million loan on the property in which the borrower’s medical office is located and a $2.2 million loan for the purchase of a medical office building for lease. The borrower had already defaulted on several single family residential properties, which demonstrated weakness and inability to service all of his obligations. Given the borrower’s financial deterioration, the loans, were restructured resulting in reduced interest rate and 30 year amortization of the two real estate loans all of which reduced the monthly payment. At December 31, 2011, the outstanding balance was $2.2 million.

•

The remaining $7.1 million in loans classified as restructured loans consist of 13 loans with book balances ranging from $60,000 to $838,000. These loans were restructured between March 2010 and December 2011 due to the borrower deterioration and continued weak economic conditions in the marketplace.

The breakdown of total impaired loans, which have been recorded at fair value as discussed in Note 5 of WLBC’s financial statements, and the related specific reserves for the years ended December 31, 2011 and 2010 is as follows:

	For the Year Ended December 31, 2011
($ in thousands)	Impaired Balance	%	Percent of Total Loans	Reserve Balance	%	Percent of Total Allowance
Construction, land development and other land loans	$2,122	7.25%	2.07%	$—	0.00%	0.00%
Commercial real estate	20,041	68.43%	19.67%	—	0.00%	0.00%
Residential real estate (1-4 family)	3,700	12.64%	3.63%	—	0.00%	0.00%
Commercial and industrial	3,419	11.68%	3.36%	335	100.00%	11.48%
Consumer	1	0.00%	0.00%	—	0.00%	0.00%

Total impaired loans	$29,283	100.00%	28.75%	$335	100.00%	11.48%

	For the Year Ended December 31, 2010
($ in thousands)	Impaired Balance	%	Percent of Total Loans	Reserve Balance	%	Percent of Total Allowance
Construction, land development and other land loans	$3,220	28.15%	3.03%	$—	0.00%	0.00%
Commercial real estate	1,648	14.41%	1.55%	—	0.00%	0.00%
Residential real estate (1-4 family)	2,900	25.35%	2.73%	—	0.00%	0.00%
Commercial and industrial	3,670	32.09%	3.46%	—	0.00%	0.00%
Consumer	—	0.00%	0.00%	—	0.00%	0.00%

Total impaired loans	$11,438	100.00%	10.77%	$—	0.00%	0.00%

The amount of interest income recognized on impaired loans was $ 1.5 million for 2011 and approximately $39,000 for the two months ended December 31, 2010.

Allowance for Loan Losses

The following table presents the activity in WLBC’s allowance for loan losses for 2011 and 2010.

Analysis of loss experience by loan type

($’s in thousands)	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Allowance for Loan and Lease Loss:
Balance at the beginning of the year	$36	$0
Provisions charged to operating expenses	8,717	36
Recoveries of loans previously charged off:
Construction, land development and other land loans	300	0
Commercial real estate	2	0
Residential real estate (1-4 family)	4	0
Commercial and industrial	268	0
Consumer	—	0

Total recoveries	574	0

Loans charged-off:
Construction, land development and other land loans	600	0
Commercial real estate	3,873	0
Residential (including multi-family)	0	0
Commercial and industrial	1,935	0
Consumer	0	0

Total charged-off	6,408	0

Net charge-offs	5,834	0

Balance at end of year	$2,919	$36

Net Charge-offs to average loans outstanding	5.66%	0.00%
Allowance for Loan Loss to outstanding loans	2.87%	0.03%

The accounting principles used by WLBC in maintaining the allowance for loan losses are discussed in the section entitled “Critical Accounting Policies—Allowance for Loan Losses.” The allowance is maintained at a level management believes to be adequate to absorb estimated future credit losses inherent in WLBC’s loan portfolio, based on evaluation of the collectability of the loans, prior credit loss experience, credit loss experience of other banks and other factors deemed relevant.

The allowance for loan losses is established through a provision for loan losses charged to operations and is increased by the collection of monies on loans previously charged off (recoveries) and reduced by loans that are charged off. Service1st’s board of directors reviews the adequacy of the allowance for loan losses on a monthly basis. The allowance of $2.9 million discussed in the table above is required based on continued deterioration in the loan portfolio credit quality. All loans at date of acquisition were recorded at fair value as discussed in Note 5 of WLBC’s financial statements. Thus, for the year ended December 31, 2011, WLBC had established an allowance of $2.9 million, after increasing the allowance by $8.7 million in provisions and recording $574,000 in recoveries and $6.4 million in charge-offs. The allowance for loan loss to outstanding loans is 2.87% for the year ended December 31, 2011.

WLBC’s methodology for the allowance for loan losses incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Service1st implemented use of the Allowance for Loan and Lease Losses Quantifier (ALLLQ) model prepared by PCBB Capital Markets, LLC for calculating the allowance for loan losses. Quantitative factors include delinquency and charge-off trends, collateral values, the composition, volume and overall quality of the loan portfolio (including outstanding loan commitments), changes in nonperforming loans, concentrations and information about individual loans. Historical loss experience is an important quantitative factor for many banks, but thus far less so for WLBC, because it has been in operation fora limited time. Qualitative factors include the economic condition of WLBC’s operating markets. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type and purpose. Statistics on local trends and peers are also incorporated into the allowance. While WLBC management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary, if there are significant changes in economic or other conditions. In addition, the FDIC and the Nevada FID, as an integral part of their examination processes, review WLBC’s allowances for loan losses, and may require additions to WLBC’s allowance based on their judgment about information available to them at the time of their examinations. WLBC reviews the assumptions and formula used in determining the allowance and makes adjustments, if required to reflect the current risk profile of the portfolio.

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

WLBC’s loan portfolio has a concentration of loans in commercial real-estate related loans and includes significant credit exposure to the commercial real estate industry. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated selling costs (including brokerage fees) and other miscellaneous costs that may be incurred to make the collateral more marketable (such as clean-up costs) and to cure past due amounts (such as delinquent property taxes). The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the lendable values which may be less than the appraised values due to known changes in market conditions or known changes in the collateral.

WLBC’s management believes that the allowance for the year ended December 31, 2011 and the methodology utilized in deriving that level are adequate to absorb known and inherent risks in the loan portfolio. However, credit quality is affected by many factors beyond WLBC’s control, including local and national economies, and facts may exist which are not currently known to WLBC that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon default. Accordingly, no assurance can be given that WLBC will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC, as a major part of its examination process, reviews the allowance for loan losses and could require additional provisions to be made. The allowance is based on estimates, and actual losses may vary from the estimates. However, as the volume of the loan portfolio grows, additional provisions will be required to maintain the allowance at adequate levels. No assurance can be given that continuing adverse economic conditions or unforeseen events will not lead to increases in delinquent loans, the provision for loan losses and/or charge-offs.

The following table presents the allocation of WLBC’s allowance for loan losses by loan category and percentage of loans in each category to total loans as of the dates indicated.

Allocation of the allowance and percentage of allowance by loan type. The allowance of $2.9 million discussed in the table below is required based on continued deterioration in the credit quality of the loan portfolio. All loans at date of acquisition were recorded at fair value as discussed in Note 5 of WLBC’s financial statements.

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
($’s in thousands)	Amount	% of loans	Amount	% of loans
Allowance for Loan and Lease Loss:
Loans Secured by Real Estate
Construction, land development and other land loans	$208	3.36%	$0	5.58%
Commercial real estate	422	57.21%	0	51.75%
Residential real estate (1-4 family)	19	4.62%	0	8.71%

Total loans secured by real estate	1,019	65.19%	0	66.04%
Commercial and industrial	2,270	34.78%	36	33.84%
Consumer	—	0.03%	0	0.12%

Total allowance for loan loss	$2,919	100.00%	$36	100%

Deferred Tax Asset

For the year ended December 31, 2011 and year ended December 31, 2010, a valuation allowance for the entire net deferred tax asset was considered necessary as WLBC determined it was not more likely than not that the deferred tax asset would be realized. Federal operating loss carry forwards begin to expire in 2027.

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

Deposits totaled $121.2 million at December 31, 2011, down from $160.3 million as of December 31, 2010 due to the acquisition of Service1st. The decrease in total assets was principally attributable to a $39.1 million decrease in total deposits. Of the $39.1 million decrease, $25.0 million was attributed the bank closing an interest bearing account which contained deposits for Individual Retirement Account monies that the FDIC deemed to be brokered in fourth quarter 2010. As a result, the bank closed this account January 4, 2011. The remaining $14.1 is related to reductions in customer’s deposit balances. Non-interest bearing balances have decreased $16.6 million, from $67.1 million as of December 31, 2010 to $50.5 million as of December 31, 2011.

The company has bridged the $39.1 million decrease in total deposits by not re-investing any of the $26.9 million laddered maturities of Certificates of Deposit investments that have matured during 2011. As of December 31, 2010 the company had $26.9 million in certificates of deposits invested with only FDIC insured institutions. No single investment principal and interest exceeded $250,000 per financial institution. As of December 31, 2011 certificates of deposits invested at other FDIC insured institutions was zero. In addition case and cash equivalents consisting of case and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less, decreased $13,9 million from $103.2 million as of December 31, 2010 to $89.4 million as of December 31, 2011.

Overall rates on interest-bearing deposit accounts were 0.64%, for the year ended December 31, 2011 however; the calculation for 2010 is 0.75%. This rates takes into consideration only two months of expense, due to the acquisition of Service1st on October 28, 2010. Interest expense totaled $484,000 for the year ended December 31, 2011.

At December 31, 2011, all time deposits are scheduled to mature in 2012 as the maximum term offered for time certificates is twelve months.

WLBC and Las Vegas Sunset Properties have deposits of $29.2 and $12.9 million, respectively on deposit with Service1st Bank of Nevada. These deposits are not included in the deposit schedule above as they are eliminated in consolidation.

The following table reflects the summary of deposit categories by dollar and percentage for the year ended December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
($’s in thousands)	Amount	% of Total	Amount	% of Total
Non-interest-bearing deposits	$50,488	41.65%	$67,087	41.85%
Interest-bearing deposits	5,977	4.93%	31,837	19.86%
Money Markets	31,329	25.84%	24,672	15.39%
Savings	735	0.61%	1,273	0.79%
Time deposits under $100,000	6,218	5.13%	4,919	3.07%
Time deposits $100,000 and over	26,479	21.84%	30,498	19.03%

Total Deposits	$121,226	100.00%	$160,286	100.00%

Certificates of deposits of $100,000 or more for the year ended December 31, 2011 and December 31, 2010 totaled $26.5 million and $30.5 million, respectively. These deposits are generally more rate sensitive than other deposits and are more likely to be withdrawn to obtain higher yields elsewhere, if available. Scheduled maturities of certificates of deposits in amounts of $100,000 or more at December 31, 2011 were as follows:

Certificates of Deposit Maturities > $100,000

($’s in thousands)	Amount
Three months or less	$6,797
Over three months to six months	7,065
Over six months to twelve months	12,617
Over 12 months	—

Total	$26,479

Capital Resources

The current and projected capital position of WLBC and the impact of capital plans on long term strategies are reviewed regularly by management. WLBC’s capital position represents the level of capital available to support continuing operations and expansion.

Service1st is subject to certain regulatory capital requirements mandated by the FDIC and generally applicable to all banks in the United States. For more information, see the section entitled “Supervision and Regulation.” Failure to meet minimum capital requirements can result in restrictions on activities (including restrictions on the rates paid on deposits), and otherwise may cause federal or state bank regulators to initiate enforcement and/or other action. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet item as calculated under regulatory accounting practices. Service1st’s capital amounts and classifications are also subject to qualitative judgments by the FDIC about components, risk weightings and other factors. Service1st has an informal understanding with the FDIC and with the Nevada FID that Service1st will maintain its Tier 1 capital in such an amount to ensure that its leverage ratio equals or exceeds 8.5%.

WLBC’s and Service1st’s capital ratios at December 31, 2011, relative to the ratios required of “well-capitalized” banks under the prompt corrective action regime put in place by federal banking regulations, are as follows:

	2011
Capital Ratios (December 31, 2011):	WLBC	Service1st	“To Be Well Capitalized Under Regulatory Agreement”
Tier 1 equity to average assets (leverage ratio)	25.70%	14.4%	5.00%
Tier 1 risk-based capital ratio	70.37%	28.4%	6.00%
Total risk-based capital ratio	71.59%	29.7%	10.00%

	2010
Capital Ratios (December 31, 2010):	WLBC	Service1st	“To Be Well Capitalized Under Regulatory Agreement”
Tier 1 equity to average assets (leverage ratio)	30.50%	18.1%	10.0%
Tier 1 risk-based capital ratio	68.40%	30.6%	6.0%
Total risk-based capital ratio	68.80%	31.0%	12.0%

The acquisition of Service1st by WLBC was consummated at close of business on October 28, 2010. Per the Merger Agreement, WLBC injected an additional $25 million of capital into Service1st. As a commitment made to the FDIC during acquisition application processing, we also agreed to maintain the Tier 1 leverage capital ratio of Service1st at 10% or more. This commitment will not expire before October 28, 2013.

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

WLBC’s sources of liquidity consists of cash and due from correspondent banks, overnight funds sold to correspondents and the Federal Reserve Bank, certificates of deposits at other financial institution (non-brokered), unpledged security investments and lines of credit with the Federal Reserve Bank of San Francisco and FHLB of San Francisco. For the year ended December 31, 2010, WLBC had approximately $89.4 million in cash and cash equivalents, $983,000 in unpledged security investments, of which $472,000 million is classified as available for sale, while the remaining $511,000 is classified as held to maturity. WLBC also has a $1.4 million collateralized line of credit with the Federal Reserve Bank of San Francisco and a $16.2 million collateralized line of credit with the Federal Home Loan Bank of San Francisco and a $5 million uncollateralized line of credit with Pacific Coast Bankers Bank. Both the $1.4 million line of credit with the Federal Reserve of San Francisco and the $16.2 million line of credit with the Federal Home Loan Bank have a zero balance.

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

	At December 31,
	2011	2010
	($ in thousands)
Commitments to extend credit	$19,069	$18,504
Standby commercial letters of credit	644	590

WLBC maintains an allowance for unfunded commitments, based on the level and quality of WLBC’s undisbursed loan funds, which comprises the majority of WLBC’s off-balance sheet risk. For the year ended December 31, 2011 and December 31, 2010, the allowance for unfunded commitments was approximately $115,000 and $372,000, respectively.

Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of WLBC’s business.

Contractual Obligations

The following table is a summary of WLBC’s contractual obligations as of December 31, 2011, by contractual maturity date for the next five years.

	Payments Due by Year
($s in thousands) Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long Term Borrowed Funds	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,322	816	506	—	—
Purchase Obligations	—	—	—	—	—
Time Deposits		32,697

Other Long Term Liabilities	—	—	—	—	—

Total	$1,322	$33,513	$506	$—	$—

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

WLBC manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds while maintaining an acceptable level of net interest income given the current interest rate environment. WLBC’s primary source of funds has been retail deposits, consisting primarily of non-interest bearing deposits, money market accounts and certificates of deposit. WLBC’s management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. WLBC has no brokered deposits. WLBC also maintains availability of lines of credit from the FHLB of San Francisco and the Federal Reserve Bank of San Francisco as additional sources of funds, but has not drawn on them. Borrowings under these lines generally have a long-term to maturity than retail deposits.

WLBC also uses interest rate “floors,” ranging from 5.5% to 8.5%, on a majority of its prime-rate based loans to protect against a loss of net interest income that would result from a decline in interest rates. At December 31, 2011, approximately 50% of WLBC’s loans are indexed to the national prime rate. Currently the prime rate is under the applicable floor rate for substantially all of WLBC’s prime-rate based loans. WLBC’s net interest income may be adversely impacted, if the prime rate were to increase but remain below the applicable floor rate since any such increase may result in an increase in WLBC’s interest expenses without an increase in WLBC’s interest income derived from such prime-rate based loans until the prime rate exceeds the applicable floor rate.

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

December 31, 2011

Sensitivity of Net Interest Income

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
	(Dollars in thousands)
Up 300 basis points	$7,690	7.46%
Up 200 basis points	7,501	4.82%
Up 100 basis points	7,318	2.26%
BASE	7,157	0.00%
Down 100 basis points	6,971	-2.59%
Down 200 basis points	6,589	-7.93%

December 31, 2010

Sensitivity of Net Interest Income

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
	(Dollars in thousands)
Up 300 basis points	$10,749	5.25%
Up 200 basis points	10,559	3.39%
Up 100 basis points	10,374	1.58%
BASE	10,213	0.00%
Down 100 basis points	10,069	-1.41%
Down 200 basis points	9,637	-5.63%

SELECTED HISTORICAL FINANCIAL INFORMATION—SERVICE1ST BANK OF NEVADA

Service1st’s balance sheet data for the period ended October 28, 2010 and related statements of operations, changes in shareholders’ equity and cash flows for the period ended October 28, 2010 are derived from Service1st’s audited financial statements, which are included elsewhere in this Form 10-K.

This information should be read together with Service1st’s audited financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Service1st Bank of Nevada” and other financial information included elsewhere in this Form 10-K. The historical results included below and elsewhere in this Form 10-K are not indicative of the future performance of Service1st. As noted elsewhere in this Form 10-K, Service1st’s results of operations are included in WLBC since October 28, 2010. Accordingly, under smaller reporting company reporting requirements, financial information is generally only provided for 2 fiscal years (2011 and 2010). As such, the Service1st Bank financial information included is as of and for the period ended October 28, 2010 and there is no prior financial information provided herein for Service1st. As a result, the Management Discussion and Analysis of Financial Condition and Results of Operations for Service1st does not contain any comparison or analysis to 2009, rather provides a summary of the 2010 information for informational purposes.

SERVICE1ST BANK OF NEVADA

SELECTED FINANCIAL DATA

Period Ended October 28, 2010 2010(3)
($ in thousands except per share data)
Selected Results of Operations Data:
Interest income	$6,620
Interest expense	1,147

Net interest income	5,473
Provision for loan losses	6,329

Net interest (loss) income after provision for loan losses	(856)
Non-interest income	507
Non-interest expense	8,368

Net Loss	$(8,717)

Per Share data:
Net loss per common share	$(175.00)
Book Value	330.01
Selected Balance Sheet Data:
Total Assets	$179,956
Cash and cash equivalents	15,091
Certificates of deposit(4)	31,928
Investment securities	10,432
Gross loans, including net deferred loan fees	125,404
Allowance for loan losses	9,418
Deposits	162,066
Stockholders’ equity	16,438
Performance Ratios:
Net interest margin(1)	3.24%
Efficiency ratio(2)	139.93%
Return on average assets	(4.98)%
Return on average equity	(46.72)%

Period Ended October 28, 2010 2010(3)
($ in thousands except per share data)
Asset Quality:
Nonperforming loans	$20,326
Allowance for loan losses as a percentage of nonperforming loans	46.34%
Allowance for loan losses as a percentage of portfolio loans	7.51%
Nonperforming loans as a percentage of total portfolio loans	16.21%
Nonperforming loans as a percentage of total assets	12.63%
Net charge-offs to average portfolio loans	2.54%
Capital Ratios:
Average equity to average assets	10.66%
Tier 1 equity to average assets	8.70%
Tier 1 Risk-Based Capital ratio	12.80%
Total Risk-Based Capital ratio	14.10%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2)	Efficiency ratio represents non-interest expenses as a percentage of the total of net interest income plus non-interest income.
(3)	Service1st was acquired in 100% stock exchange on October 28, 2010. Thus, the 2010 data represents a partial year.
(4)	Certificates of deposit issued by other banks with original maturities greater than three months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—SERVICE1ST BANK OF NEVADA

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

With total stockholder’s equity of $16.4 million at October 28, 2010, Service1st had a leverage ratio (the ratio of Tier 1 equity to average assets) of 8.7% of total assets. At October 28, 2010, Tier 1 risk-based capital stood at 12.8%, and total risk-based capital at 14.10%.

Results of Operations

Variable rate loans constitute 58.21% of Service1st’s portfolio for the period end October 28, 2010, and approximately 51.21% of Service1st’s variable rate loans are indexed to the national prime rate. However, a majority of these prime-rate based loans are subject to “floors,” ranging from 5.5% to 8.5%.

The following table sets forth Service1st’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the period ended October 28, 2010.

	Period Ended October 28, 2010(4)
($ in thousands)	Average Balance	Interest Income/ Expense	Yield
INTEREST-EARNING ASSETS:
Certificates of deposit	$28,913	$287	1.19%
Interest-bearing deposits	28,880	60	0.25%
Investment securities	14,483	472	3.91%
Portfolio loans(1)	130,401	5,801	5.34%

Total interest-earnings assets/interest income	202,677	6,620	3.92%
NONINTEREST EARNING ASSETS:
Cash and due from banks	9,285
Allowance for loan losses	(7,628)
Other assets	5,751

Total assets	$210,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
INTEREST-BEARING LIABILITIES:
Demand deposits	$31,710	$349	1.32%
Money markets	41,118	211	0.62%
Savings	1,529	7	0.55%
Time deposits under $100,000	5,780	65	1.35%
Time deposits $100,00 and over	42,900	515	1.44%
Total interest-bearing	123,037	1,147	1.12%
liabilities/interest expense
NONINTEREST BEARING LIABILITIES:
Non-interest-bearing demand deposits	63,154
Accrued interest on deposits and other liabilities	1,490

Total liabilities	187,681
Stockholders’ equity	22,404

Total liabilities and stockholders’ equity	$210,085

Net interest income and Interest rate spread(2)		$5,473	2.81%

Net interest margin(3)			3.24%
Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	165%

(1)	Average balances include nonaccrual loans of approximately $15,066,000, for the period ended October 28, 2010 . Net loan fees or (costs) of $(180,000) are included in the yield computation for the period ended October 28, 2010.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Service1st was acquired by Western Liberty Bancorp on October 28, 2010, thus the 2010 data represents a partial year; January 1, 2010 to October 28, 2010.

Non-Interest Income

Non-interest income primarily consists of loan documentation and late fees, service charges on deposits and other fees such as wire and ATM fees.

Non-Interest Expense

The following table sets for the principal elements of non-interest expenses for 2010.

($ in thousands)	Period Ended 2010(1)
Non-interest expenses:
Salaries and employee benefits	$3,536
Occupancy, equipment and depreciation	1,360
Computer service charges	243
Professional fees	1,605
Advertising and business development	79
Insurance	705
Telephone	87
Stationary and supplies	26
Director fees	34
Loss on disposition of equipments	0
Other real estate owned	654
Provision for unfunded commitments	(471)
Other	510

Total non-interest expenses	$8,368

(1)	For the period January 1, 2010 through October 28, 2010.

Income Taxes

Due to Service1st incurring operating losses from inception, no provision for income taxes has been recorded since the inception of Service1st.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less. Cash and cash equivalents totaled $15.1 million at October 28, 2010.

Investment Securities and Certificates of Deposits held at other Banks

The tables below summarize Service1st’s investment portfolio for the period ended October 28, 2010. Securities are identified as available-for-sale or held to maturity. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Securities measured at fair value are reported at fair value, with unrealized gains and losses included in current earnings.

	For the Period Ended October 28, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments—Available for Sale
U.S. Government Agency Securities	$1,002	$—	$—	$1,002
Collateralized Mortgage Obligations-commercial	1,868	—	(20)	1,848

Total	$2,870	$—	$(20)	$2,850

	For the Period Ended October 28, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investments-Held to Maturity
Corporate debt securities	$6,924	$256	$—	$7,180
SBA Loan Pools	658	4	—	662

Total	$7,582	$260	$—	$7,842

The table below summarizes the maturity dates and investment yields on Service1st’s investment portfolio for the period ended October 28, 2010 for securities identified as available for sale or held to maturity.

For the period ended October 28, 2010

	Due Under 1 Year Amount/Yield		Due 1-5 Years Amount/Yield		Due 5-10 Years Amount/Yield		Due Over 10 Years Amount/Yield		Total Amount/Yield
Available for Sale
U.S. Government Agency Securities	$0	0.00%	$1,002	1.50%	$0	0.00%	$0	0.00%	$1,002	1.50%
Corporate Debt Securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Collateralized Mortgage Obligations-commercial	978	6.28%	870	5.82%	0	0.00%	0	0.00%	1,848	6.06%
Small Business Administration Loan Pools	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total available for sale	$978	6.28%	$1,872	3.51%	$0	0.00%	$0	0.00%	$2,850	4.46%

Held to Maturity
U.S. Government Agency Securities	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
Corporate Debt Securities	4,027	5.36%	3,153	5.19%	0	0.00%	0	0.00%	7,180	5.29%
Collateralized Mortgage Obligations-commercial	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Small Business Administration Loan Pools	7	3.12%	15	5.13%	100	2.91%	540	3.27%	662	3.26%

Total held to maturity	$4,034	5.36%	$3,168	5.19%	$100	2.91%	$540	3.27%	$7,842	5.11%

Loans

As of October 28, 2010, substantially all of Service1st’s loan customers were located in Nevada.

The following table summarizes the composition of Service1st’s loan portfolio by type and percentage of the loan portfolio for the date indicated.

($ in thousands)	For the Period Ended October 28, 2010
Loans secured by real estate:
Construction, land development and other land loans	$9,225	7.35%
Commercial real estate	62,963	50.22%
Residential (1 to 4 family)	10,282	8.20%

Total real estate-secured loans	82,470	65.77%
Loans not secured by real estate:
Commercial and industrial	42,778	34.12%
Consumer	136	0.11%

Loans, Gross	125,384	100.00%
Net deferred loan fees	20

Loan, Gross, net of deferred fees	125,404
Less: Allowance for loan losses	(9,418)

Loans, Net	$115,986

The table below reflects the maturity distribution for Service1st’s loans, by category of loans, and the amount of fixed versus variable rate interest loans, for the period ended October 28, 2010.

	For the Period Ended October 28, 2010
	Due Within One Year	Due 1-5 Years	Due Over Five Years	Total
Loans secured by real estate:
Construction, land development and other land loans	$6,429	$2,796	$—	$9,225
Commercial real estate	350	24,852	37,761	62,963
Residential real estate (1 to 4 family)	7,708	2,409	165	10,282

Total real estate secured loans	$14,487	$30,056	$37,926	$82,470
Loans not secured by real estate:
Commercial and industrial	20,405	13,920	8,453	42,778
Consumer	80	56	—	136

Loans, Gross	$34,973	$44,033	$46,378	$125,384

Interest rates:
Fixed	$8,691	$35,190	$8,568	$52,449
Variable	26,281	8,842	37,811	72,935

Gross loans	$34,973	$44,033	$46,378	$125,384

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

The following table sets forth nonperforming assets at the date indicated by category of asset.

($’s in thousands)	For the Period Ended October 28, 2010
Nonaccrual loans:
Loans Secured by Real Estate
Construction, land development and other land loans	$5,977
Commercial real estate	8,611
Residential real estate (1-4 family)	—

Total loans secured by real estate	14,588
Commercial and industrial	5,739
Consumer	—

Total nonaccrual loans	20,327
Past due (>90days) loans and accruing interest:
Loans Secured by Real Estate
Construction, land development and other land loans	—
Commercial real estate	—
Residential real estate (1-4 family)	—

Total loans secured by real estate	—
Commercial and industrial	—
Consumer	—

Total past due loans accruing interest	—
Restructured loans (still on accrual)(1)	—

Total nonperforming loans	$20,327
Other real estate owned (OREO)	2,403

Total nonperforming assets	$22,730

Non-Performing Loans as a percentage of total portfolio loans	16.21%
Non-Performing Loans as a percentage of total assets	11.30%
Non-Performing assets as a percentage of total assets	12.63%
Allowance for loan losses as a percentage of nonperforming loans	46.34%

(1)	For the period ended October 28, 2010 Service1st had approximately $11.0 million, in loans classified as restructured loans. All of such loans were on nonaccrual.

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

Potential Problem Loans

Service1st classifies its loans consistent with federal banking regulations using a ten category grading system. The following table presents information regarding potential problem loans, which are graded but still performing as of the dates indicated. These graded loans are referred to in applicable banking regulations as “Other Loans Especially Mentioned,” “Substandard,” “Doubtful,” and “Loss.” These loan grades are described in further detail in the section entitled “Information Related to Service1st—Potential Problem Loans.”

	For the Period Ended October 28, 2010
	# of Loans	Loan Balance	%	Percent of Total Loans
Construction, land development and other land loans	1	$856	5.75%	0.68%
Commercial real estate	4	4,319	28.97%	3.44%
Residential real estate (1-4 family)	1	2,909	19.51%	2.32%
Commercial and industrial	16	6,824	45.77%	5.44%
Consumer	0	0	0.00%	0.00%

Total Loans	22	$14,908	100%	11.88%

Service1st’s potential problem loans consisted of 22 loans and totaled approximately $14.9 million for the period ended October 28, 2010.

Impaired Loans

For the period ended October 28, 2010 the aggregate total amount of loans classified as impaired, was $26.9 million. The total specific allowance for loan losses related to these loans was $5.4 million for the period ended October 28, 2010. The increase in total impaired loans reflects the overall decline in economic conditions in Nevada.

For the period ended October 28, 2010 Service1st had approximately $11.0 million in loans classified as restructured loans.

The breakdown of total impaired loans and the related specific reserves for the period ended October 28, 2010 is as follows:

	At October 28, 2010
($ in thousands)	Impaired Balance	%	Percent of Total Loans	Reserve Balance	%	Percent of Total Allowance
Construction, land development and other land loans	$6,834	25.40%	5.45%	$149	2.74%	1.58%
Commercial real estate	9,325	34.67%	7.44%	1,395	25.66%	14.81%
Residential real estate (1-4 family)	2,909	10.81%	2.32%	145	2.67%	1.54%
Commercial and industrial	7,833	29.12%	6.25%	3,748	68.93%	39.80%
Consumer	0	0.00%	0.00%	0	0.00%	0.00%

Total impaired loans	$26,901	100.00%	21.46%	$5,437	100.00%	57.73%

The amount of interest income recognized on impaired loans for the period ended October 28, 2010 is approximately $147,000.

Allowance for Loan Losses

The following table presents the activity in Service1st’s allowance for loan losses for the period indicated.

Analysis of Loss Experience by Loan Type ($’s in thousands)	For the Period Ended October 28, 2010
Allowance for Loan and Lease Loss:
Balance at the beginning of the period	$6,404
Provisions charged to operating expenses	6,329
Recoveries of loans previously charged off:
Construction, land development and other land loans	293
Commercial real estate	0
Residential real estate (1-4 family)	1
Commercial and industrial	321
Consumer	0

Total recoveries	615

Loans charged-off:
Construction, land development and other	1,151
Commercial	922
Residential (including multi-family)	202
Commercial and industrial	1,655
Consumer	0
Total charged-off	3,930

Net charge-offs	3,315

Balance at end of period	$9,418

Net Charge-offs to average loans outstanding	2.54%
Allowance for Loan Loss to outstanding loans	7.51%

The accounting principles used by Service1st in maintaining the allowance for loan losses are discussed in the section entitled “Critical Accounting Policies—Allowance for Loan Losses.” The allowance is maintained at a level management believes to be adequate to absorb estimated future credit losses inherent in Service1st’s loan portfolio, based on evaluation of the collectability of the loans, prior credit loss experience, credit loss experience of other banks and other factors deemed relevant.

The allowance for loan losses is established through a provision for loan losses charged to operations and is increased by the collection of monies on loans previously charged off (recoveries) and reduced by loans that are charged off. Service1st’s board of directors reviews the adequacy of the allowance for loan losses on a monthly basis. For the period ended October 28, 2010, Service1st had established an allowance of $9.4 million after increasing the allowance by $6.3 million in provisions, recording an additional $615,000 in recoveries, and recording charge-offs of $3.9 million.

The following table presents the allocation of Service1st’s allowance for loan losses by loan category and percentage of loans in each category to total loans as of the dates indicated.

Allocation of the Allowance and percentage of allowance by loan type:

	For the Period Ended October 28, 2010
($’s in thousands)	Amount	% of loans
Allowance for Loan and Lease Loss:
Loans Secured by Real Estate
Construction, land development and other land loans	$318	7.36%
Commercial real estate	3,019	50.22%
Residential real estate (1-4 family)	737	8.20%

Total loans secured by real estate	4,074	65.77%
Commercial and industrial	5,339	34.12%
Consumer	5	0.11%

Total allowance for loan loss	$9,418	100%

The loan category with the largest level of historical net charge-offs is attributed to Service1st’s commercial and industrial loans. This category had charge-offs of $1.7 million and recoveries of $321,000 for the period ended October 28, 2010. Service1st’s loan balance in this category is $42.8 million for the period ended October 28, 2010 with $5.7 million of that balance being classified as nonaccrual . Accordingly, the allowance for loan losses of $5.3 million was allocated to this category for the period ended October 28, 2010.

Service1st’s construction, land development and other land loans category had charge-offs of $1.2 million and recoveries of $293,000 for the period ended October 28, 2010. Service1st’s loan balance in this category is $9.2 million for the period ended October 28, 2010 with $6.0 million of that balance being classified as nonaccrual. Accordingly, the allowance for loan losses of $318,000 was allocated to this category for the period ended October 28, 2010 .

Service1st’s commercial real estate loan category had charge-offs of $922,000 and no recoveries for the period ended October 28, 2010. Service1st’s loan balance in this category is $63.0 million for the period ended October 28, 2010 with $8.6 million of that balance being classified as nonaccrual. Accordingly, the allowance for loan losses of $3.0 million was allocated to this category for the period ended October 28, 2010.

Service1st’s residential real estate loan category had charge-offs of $202,000 and $1,000 in recoveries for the period ended October 28, 2010. Service1st’s loan balance in this category is $10.3 million for the period ended October 28, 2010 with none of that loan balance being classified as nonaccrual. Accordingly, the allowance for loan losses of $737,000 was allocated to this category for the period ended October 28, 2010.

Deposits

The following table reflects the summary of deposit categories by dollar and percentage for the period ended October 28, 2010.

	December 31, 2010
($’s in thousands)	Amount	% of Total
Non-interest-bearing deposits	$68,575	42.31%
Interest-bearing deposits	29,018	17.91%
Money Markets	28,316	17.47%
Savings	1,065	0.66%
Time deposits under $100,000	4,888	3.02%
Time deposits $100,000 and over	30,204	18.64%

Total Deposits	$162,066	100.00%

Certificates of deposits of $100,000 or more for the period ended October 28, 2010 totaled $30.2 million. These deposits are generally more rate sensitive than other deposits and are more likely to be withdrawn to obtain higher yields elsewhere, if available. Scheduled maturities of certificates of deposits in amounts of $100,000 or more for the period ended October 28, 2010 were as follows:

Certificates of Deposit Maturities > $100,000

($’s in thousands)	Amount
Three months or less	$10,503
Over three months to six months	4,075
Over six months to twelve months	15,626
Over 12 months	0

Total	$30,204

Liquidity and Asset/Liability Management

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

For the Period Ended October 28,
2010
($ in thousands)
Commitments to extend credit	15,965
Commitments to extend credit to directors and officers (undisbursed amount)	2,392
Standby/commercial letters of credit	695

Service1st maintains an allowance for unfunded commitments, based on the level and quality of Service1st’s undisbursed loan funds, which comprises the majority of Service1st’s off-balance sheet risk. For the period ended October 28, 2010 the allowance for unfunded commitments was approximately $348,000.

Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of Service1st’s business.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risks is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations at pages 27.

Item 8—Financial Statements and Supplementary Data

Registrant’s financial statements and schedules are included in Part IV, Item 15.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A—Controls and Procedures[Management to update]

(a) Evaluation of disclosure controls and procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, has concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there have not been significant changes in our internal controls that would materially affect, or are reasonably likely to affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria established in Internal Control—Integrated Framework.

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

The annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over final reporting pursuant to rules of the SEC applicable to nonaccelerated filers.

Item 9B—Other Information

None

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Information concerning directors and corporate governance will be included in our definitive proxy statement for the 2012 annual meeting of stockholders. The proxy statement is incorporated by reference.

Executive Officers of the Registrant

The names, ages, and positions of the executive officers as of February 28, 2012 are as follows:

Name	Age	Position
William E. Martin	69	Chief Executive Officer
Patricia A. Ochal	46	Chief Financial Officer
Richard Deglman	67	Chief Credit Officer of Service1st Bank

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

Patricia A. Ochal currently has served as our Chief Financial Officer since late December of 2011. Ms. Ochal manages Service1st’s Accounting and Finance, Information Technology, facilities, leases, insurance and bank-wide risk assessment. At Service1st’s inception, Ms. Ochal was in charge of Human Resources, Bank Operations and Marketing. Bank Operations involved Compliance (BSA/AML/OFAC), on-line banking, remote capture, ACH, wires, ATMs, establishing new branch locations and tenant improvements. Ms. Ochal also coordinated Service1st’s marketing effort and website development/management. Ms. Ochal began organizing Service1st in May 2006. Prior to organizing Service1st, Ms. Ochal was Senior Vice President and Chief Financial Officer of Nevada First Bank from 2004 through 2006. Ms. Ochal received her Bachelor of Science in Accounting from the University of Nevada, Las Vegas and is a Certified Public Accountant in the State of Nevada. Ms. Ochal is an alumnus of KPMG Peat Marwick and currently holds affiliations with the American Institute of Certified Public Accountants (AICPA) and the Nevada Society of Certified Public Accountants.

Richard Deglman has been an Executive Vice President and Chief Credit Officer of Service1st Bank of Nevada since June 2008. For ten years before his employment with Service1st Mr. Deglman served as Executive Vice President and Statewide Commercial Real Estate Manager of Nevada State Bank. Prior to that, he was the Teamleader—Emerging Technology Group for Silicon Valley Bank from 1994 to 1998. Before joining Silicon Valley Bank, Mr. Deglman was with Security Pacific Bank for over 20 years in various roles, ending as First Vice President/Regional Manager of commercial real estate before the bank was acquired by Bank of America in 1992. After the acquisition, he served as Credit Administrator until 1994. Mr. Deglman earned his Bachelors in Business Administration from San Francisco State University and his MBA from St. Mary’s College. His outside roles and association memberships have included the Nevada Builders Association, Associated General Contractors, State of Nevada Block Grant Commissioner, Board of Directors—Jump Start, and Prospectors—Reno.

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

Item 11—Executive Compensation

Information regarding executive compensation will be included in our definitive proxy statement for the 2012 annual meeting of stockholders. The proxy statement is incorporated by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

	column (a)	column (b)	column (c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	not applicable	0
Equity compensation plans not approved by security holders(1)(2)	246,952	$21.01	229,023

Total	246,952	$21.01	229,023

(1)	In connection with the Acquisition, outstanding options to acquire Service1st Bank common stock granted under the 2007 Stock Option Plan of Service1st (the “Stock Option Plan”) and outstanding warrants to acquire Service1st common stock became options and warrants to acquire common stock, adjusted for the exchange ratio applicable to the Acquisition. The table does not include the aforementioned warrants granted by Service1st Bank. In recognition of organizational funds contributed and economic risks borne during the bank’s organizational phase, those warrants were granted by Service1st Bank to the individuals who participated in Service1st Bank’s organization, rather than being issued as part of a compensation plan.
(2)

In addition to the Stock Option Plan, prior to the Acquisition WLBC’s board of directors granted to its Compensation Committee the right to award up to 1.5 million shares of restricted stock to members of management and to consultants. The board of directors granted to the Compensation Committee the right to determine after completion of the acquisition to whom awards, if any, shall be granted and what the terms of those awards shall be. The Compensation Committee awards will not be submitted for approval by stockholders in advance. When the Acquisition occurred WLBC also granted 50,000 shares of to each of Michael B. Frankel, the current Chairman of the board of directors, Richard A.C. Coles, a current member of the board of directors, and Mark Schulhof, a former member of the board of directors.

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

Security ownership of certain beneficial owners and management

Information regarding security ownership of directors, executive officers, and any person or entity known to us to be the beneficial owner of more than 5% of our common stock will be included in our definitive proxy statement for the 2012 annual meeting of stockholders. The proxy statement is incorporated by reference.

Item 13—Certain Relationships and Related Transactions and Director Independence

Information regarding this item will be included in the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders. The proxy statement is incorporated by reference.

Item 14—Principal Accountant Fees and Services

Information concerning principal accountant fees and services will be included in our definitive proxy statement for the 2012 annual meeting of stockholders. The proxy statement is incorporated by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a) (1) Financial statements filed as part of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Western Liberty Bancorp

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Western Liberty Bancorp as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Liberty Bancorp as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sherman Oaks, California

March 14, 2012

WESTERN LIBERTY BANCORP

CONSOLIDATED BALANCE SHEETS

($000’S EXCEPT PER SHARE DATE)

	December 31,
	2011	2010
Assets
Cash and due from banks	$11,227	$11,675
Money market funds	100	52,206
Interest-bearing deposits in banks	78,026	39,346

Cash and cash equivalents	89,353	103,227
Certificates of deposits	—	26,889
Securities, available for sale	472	1,819
Securities, held to maturity (estimated fair value of $2,035 and $5,287 at December 31, 2011 and 2010, respectively)	2,031	5,314
Loans, net of allowance of $2,919 and $36 at December 31, 2011 and 2010 respectively.	98,942	106,223
Premises and equipment, net	818	1,228
Other real estate owned, net	4,008	3,406
Goodwill, net	—	5,633
Other intangibles, net	670	768
Accrued interest receivable and other assets	1,996	3,039

Total assets	$198,290	$257,546

Liabilities And Stockholders’ Equity
Deposits:
Non-interest bearing demand	50,488	$67,087
Interest bearing:	70,738	93,199

Total deposits	121,226	160,286
Accrued interest payable and other liabilities	1,023	3,431

Total liabilities	122,249	163,717
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; None issued or outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,088,023 issued and 13,466,535 outstanding at December 31, 2011 and 15,088,023 issued and outstanding at December 31, 2010	1	1
Additional paid-in capital	117,846	117,317
Treasury stock 1,621,488 shares, at cost	(4,094)	—
Accumulated deficit	(37,717)	(23,489)
Accumulated other comprehensive income, net	5	—

Total stockholders’ equity	76,041	93,829

Total liabilities and stockholders’ equity	$198,290	$257,546

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN LIBERTY BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

($000 EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2011	2010
Interest and dividend income:
Loans, including fees	$9,253	$1,403
Securities, taxable	260	47
Federal funds sold and other	—	80

Total interest and dividend income	$9,513	$1,530

Interest expense:
Deposits	484	115

Total interest expense	484	115

Net interest income	9,029	1,415
Provision for loan losses	8,717	36

Net interest income after provision for loan losses	312	1,379

Non—interest income:
Service charges	302	57
Change in fair value of contingent consideration	1,816	—
Other	289	51

	2,407	108

Non—interest expense
Salaries and employee benefits	3,242	1,461
Occupancy, equipment and depreciation	1,490	269
Computer service charges	294	51
Federal deposit insurance	524	90
Legal and professional fees	2,634	3,851
Advertising and business development	97	7
Insurance	284	825
Printing and supplies	283	314
Director Fees	225	25
Stock—based compensation	529	1,771
Provision for unfunded commitments	(257)	—
OREO Property Impairment	797	—
Goodwill Impairment	5,633	—
Other	1,172	473

	16,947	9,137

Net loss	$(14,228)	$(7,650)

Basic loss per common share	$(0.96)	$(0.65)

Diluted loss per common share	$(0.96)	$(0.65)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN LIBERTY BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED DECEMBER 31, 2011, and 2010

	Comprehensive Loss	Common Stock Issued and Outstanding		Additional Paid-in- Capital	Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
		Shares	Amounts
Balance, December 31, 2009	$—	10,959,169	$1	$103,730	$(15,839)	$—	$—	$87,892
Stock-based compensation reversal	—	—	—	(587)	—	—	—	(587)
Issue common shares in conjunction with acquisition of Service 1st Bank of Nevada	—	2,370,722	—	15,267	—	—	—	15,267
Exercise Warrants	—	1,502,088	—	(2,884)	—	—	—	(2,884)
Issuance of 194,098 shares of common stock for restricted stock award	—	194,098	—	—	—	—	—	—
Issuance of 150,000 shares of common stock for restricted stock award	—	150,000	—	966	—	—	—	966
Purchase of dissenter’s shares	—	(88,054)	—	(567)	—	—	—	(567)
Stock-based compensation	—	—	—	1,392	—	—	—	1,392
Net loss	(7,650)	—	—	—	(7,650)	—	—	(7,650)
Other comprehensive income (loss)		—	—	—	—	—	—	—

Comprehensive loss	$(7,650)

Balance, December 31, 2010		15,088,023	$1	$117,317	$(23,489)	—	$—	$93,829
Stock-based compensation			—	529	—	—	—	529
Net loss	(14,228)		—	—	(14,228)	—	—	(14,228)
Other comprehensive income	5		—	—	—	5	—	5
Treasury Stock Purchases, including forfeited restricted shares		(1,621,488)	—	—	—	—	(4,094)	(4,094)

Comprehensive loss	$(14,223)

Balance, December 31, 2011		13,466,535	$1	$17,846	$(37,717)	$5	$(4,094)	$76,041

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN LIBERTY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 and 2010

($000’S EXCEPT PER SHARE)

	December 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(14,228)	$(7,650)
Adjustments to reconcile net loss to net cash used in Operating activities:
Accretion of loan discount, net	(3,637)	(436)
Amortization of core deposit intangible	98	16
Oreo property impairment	797	—
Goodwill Impairment	5,633	—
Contingent liability (change in fair value)	(1,816)	—
Amortization of lease liability	(93)	(31)
Amortization of time deposit premium	(41)	(5)
Depreciation of premises and equipment	433	72
Amortization of securities premiums/discounts, net	185	28
Gain on disposition of other real estate owned	(34)	—
Provision for loan losses	8,717	36
Stock compensation expense	529	1,771
Prepaid expenses and other assets	1,047	343
Accrued interest payable and other liabilities	(499)	(708)

Net cash used in operating activities	(2,909)	(6,564)

Cash Flows from Investing Activities:
Proceeds from certificates of deposit	$26,889	$5,039
Purchases of securities available for sale	(250)	—
Proceeds from maturities of securities available for sale	198	1,000
Proceeds from principal paydowns of securities available for sale	1,370	23
Proceeds from maturities of securities held to maturity	3,000	2,500
Proceeds from principal paydowns of securities held to maturity	128	10
Purchase of premises and equipment	(23)	(16)
Cash acquired from acquisition	—	15,090
Proceeds from disposition of other real estate owned	1,075	—
Net decrease (increase) in loans	(239)	3,453

Net cash provided by investing activities	32,148	27,099

Cash Flows from Financing Activities:
Net (decrease) in deposits	(39,019)	(1,826)
Cash payments for warrants	—	(2,884)
Cash payments for dissenter common shares	—	(567)
Payments to purchase treasury stock	(4,094)	—

Net cash used in financing activities	(43,113)	(5,277)
(Decrease) increase in cash and cash equivalents	(13,874)	15,258
Cash and cash equivalents, beginning	103,227	87,969

Cash and cash equivalents, ending	$89,353	$103,227

Supplementary cash flow information:
Interest paid on deposits and other borrowed funds	$478	$124

Supplemental disclosure of noncash operating and investing activities:
Transfers of loans to other real estate owned	$2,440	$1,003
Principal paydowns on SBA loan pool securities reclassified to other assets	$4	$—
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Certificates of deposits	$—	$31,928
Investment securities available for sale	—	2,850
Investment securities held to maturity	—	7,842
Loans, net of discount	—	110,278
Other real estate owned, net of discount	—	2,403
Premises and equipment	—	1,284
Goodwill	—	5,633
Other intangibles	—	784
Other assets	—	2,826

Total non-cash assets acquired:	—	$165,828

Liabilities assumed:
Deposits	$—	$162,112
Accrued expenses and other liabilities	—	1,694

		$163,806

Total liabilities assumed:	$—	$2,022

Net non-cash assets acquired (liabilities assumed):	$—	$15,090

Net cash and cash equivalents (paid) acquired	—	—

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN LIBERTY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Western Liberty Bancorp (WLBC) became a bank holding company on October 28, 2010 with consummation of the acquisition of Service1st Bank of Nevada. We were formerly known as “Global Consumer Acquisition Corp.” and were a special purpose acquisition company, formed under the laws of Delaware on June 28, 2007, to consummate an acquisition, capital stock exchange, stock purchase, reorganization or similar business combination with one or more businesses. WLBC consummated on November 27, 2007 and received net proceeds of $305,658,960 therefrom and $8,500,000 from concurrent private placement of warrants to WLBC’s founders. Substantially all of the net proceeds of the Offering were placed in a trust account and intended to be generally applied toward consummating a business combination. WLBC’s management had complete discretion in identifying and selecting the target business. Although WLBC’s goal in 2007, when it was established as a special purpose acquisition company, was to identify for acquisition domestic and international operating companies engaged in the consumer products and services business, by the spring of 2009, WLBC determined that the banking industry had become an attractive investment opportunity, particularly the community banking industry in Nevada. On October 7, 2009, stockholders approved certain amendments to its Amended and Restated Certificate of Incorporation removing certain provisions specific to special purpose acquisition companies, changing its name to “Western Liberty Bancorp” and authorizing the distribution and termination of the trust account. Effective October 7, 2009, WLBC began its business operations and exited its development stage. WLBC owns two subsidiaries; Service1st Bank of Nevada and Las Vegas Sunset Properties, and currently conducts no business activities other than acting as the holding company of Service1st and Las Vegas Sunset Properties.

Service1st Bank of Nevada (Service1st), is a community bank which commenced operations as a financial institution on January 16, 2007. Service1st provides a full range of deposit, lending and other banking services to locally owned businesses, professional firms, individuals and other customer from its headquarters and two retail banking facilities located in the greater Las Vegas area. Services provided include basic commercial and consumer depository services, commercial working capital and equipment loans, commercial real estate loans and other traditional commercial banking services. Service1st relies primarily on locally generated deposits to fund its lending activities. Service1st has two branches located in Las Vegas, Nevada, which accept deposits and grant loans to customers. Substantially all of our business is generated in the Nevada market. Service1st is under the supervision of and subject to regulation and examination by the Nevada FID and the FDIC.

Las Vegas Sunset Properties was established in 2011 for the purpose of owning and managing certain nonperforming and subperforming assets. As a result, certain OREO assets with an estimated carrying basis of $4 million were acquired by this subsidiary from Service1st on December 28 2011. These assets are accounted for on a lower of cost or fair value basis and the assets were transferred on a consistent basis with no resulting transaction gain or loss.

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

In September of 2009, the FDIC extended the special supervision period for all de novo banks from three years to seven years, thus extending the period during which the foregoing restrictions apply to Service1st from January 2010 to January 2014. In connection with the extension, at the FDIC’s request, Service1st submitted a revised business plan to the FDIC in the fourth quarter of 2009. The FDIC also advised all de novo banks that during the remainder of the seven-year de novo period, banks will remain on a 12-month risk management examination cycle and be subject to enhanced supervision for compliance examinations and Community Reinvestment Act evaluations.

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

On September 1, 2010, Service1st, without admitting or denying any possible charges relating to the conduct of its banking operations, agreed with the FDIC and the Nevada FID to the issuance of a Consent Order. The Consent Order supersedes an informal understanding entered into by Service1st with the FDIC and Nevada FID in May of 2009. Under the Consent Order, Service1st has agreed, among other things, to: (i) assess the qualifications of, and have retained qualified, senior management commensurate with the size and risk profile of Service1st; (ii) maintain a Tier I leverage ratio at or above 8.5% and its total risk-based capital must equal or exceed 12.0% (as of December 31, 2011, Service1st’s Tier 1 leverage ratio was 14.4% and total risk-based capital was 29.7%); (iii) continue to maintain an adequate allowance for loan and lease losses; (iv) not pay any dividends without prior bank regulatory approval; (v) formulate and implement a plan to reduce Service1st’s risk exposure to adversely classified assets; (vi) not extend additional credit to any borrower whose loan has been charged-off or classified “loss”; (vii) not extend any additional credit to any borrower whose loan has been classified as “substandard” or “doubtful” without prior approval from Service1st’s board of directors or loan committee; (viii) formulate and implement a plan to reduce risk exposure to its concentration in commercial real estate loans in conformance with Appendix A of Part 365 of the FDIC’s Rules and Regulations; (ix) formulate and implement a plan to address profitability; and (x) not accept brokered deposits (which includes deposits paying interest rates significantly higher than prevailing rates in Service1st’s market area) and reduce its reliance on existing brokered deposits, if any.

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

On October 20, 2011 the company’s consent order was terminated and replaced with an informal understanding with the FDIC and the Nevada that encompasses some requirements such as the Bank shall retain management qualified to restore the Bank to satisfactory condition and the Board will revise the three-year business plan. The Bank must also meet certain criteria such as updating its written plan for reducing total adverse classifications and exposure for each classified asset, correct apparent violations listed in the ROE and implement procedures to prevent future violations, the Bank shall furnish written progress reports to the Regional Director and Commissioner detailing actions taken to comply with this informal agreement.

The Federal Reserve notified Western Liberty by letter dated December 15, 2011 that Western Liberty must obtain advance approval for the appointment of new directors or senior executives and Western Liberty is subject to the golden parachute compensation limitations of 12 C.F.R. Part 359.

While the chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly all the financial service operations are considered by management to be aggregated in one reportable segment.

The consolidated financial statements include WLBC and its wholly owned subsidiaries, Service1st and Las Vegas Sunset Properties collectively, “the Company” for the year ended December 31, 2011. Intercompany transactions and balances are eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practice in the banking industry. A summary of the significant accounting policies used by the Company are as follows:

Use of estimates in the preparation of financial statements

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates relate to the determination of the allowance for loan losses, deferred tax assets, and the value of other real estate owned and can particularly be susceptible to significant change in the near term.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), and interest-bearing deposits in banks with original maturities of 90 days or less. Cash flows from loans originated by the Company, deposits, and certificates of deposit, are reported net.

At December 31, 2011, the Company is required to maintain balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $8.1 million.

Certificates of deposit

The company invests in institutional certificates of deposits in addition to selling overnight federal funds. The Company’s certificates of deposit do not exceed the FDIC insured limit at any one institution. The terms of the company’s certificates of deposit do not exceed one year.

Securities

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage- backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans which the terms have been modified resulting in a concession, and which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

All loans that are graded substandard are individually evaluated for impairment. If a loan is impaired, the loan is adjusted to the lower of net present value or collateral value if real estate secured. This adjustment is allocated as a portion of the allowance. Trouble debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; national and local economic trends and conditions. The following portfolio segments have been identified:

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

The Company, as a result of its purchase of Service1st Bank of Nevada on October 28, 2010, acquired a portfolio of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value and there was no carryover of the seller’s allowance for loan losses. As a result of the transaction, the allowance for loan losses at December 31, 2010 only related to a general component for new loans generated since the transaction. No specific allocations had been made between October 28, 2010 and December 31, 2010 because no additional deterioration of the loan portfolio had been identified. After acquisition, losses have been recognized by an increase in the allowance for loan losses for additional credit deterioration in this portfolio.

Purchased loans with credit impairment are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

The Company determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on all classes of loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection.

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on all classes of loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements. Depreciation and amortization is computed using the following estimated lives:

Years
Furniture and fixtures	7 – 10
Equipment and vehicles	3 – 5
Leasehold improvements	5 – 10

Goodwill and other intangible assets

Goodwill resulting from a business combination after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquire, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected October 31st as the date to perform the annual impairment test, unless there are events which require an analysis to be completed at an earlier date. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. WLBC acquired Service1st Bank of Nevada on October 28, 2010 which resulted in goodwill of $5.6 million being recorded. See Footnote 7 Goodwill Intangibles for further discussion of the goodwill impairment charge taken during 2011.

Other intangible assets consist of a core deposit intangible and are amortized on an accelerated method over the estimated useful life of 10 years.

Accrued interest receivable and other assets

Accrued interest receivable and other assets include prepaid expenses. Prepaid assets are amortized over the terms of the agreements. As of December 31, 2011, the Company has prepaid approximately $535,000 or approximately 1 year, of its FDIC insurance premiums which will be amortized through 2012.

The Company, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB of an amount pursuant to the agreement with the FHLB. These investments are recorded at cost since no ready market exists for them, and they have no quoted market value. As of December 31, 2011, the Company’s investment in the FHLB was $574,000 which is included in other assets.

The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in values. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; (2) impact of legislative and regulatory changes on the FHLB; and (3) the liquidity position of the FHLB. The FHLB of San Francisco’s capital ratios exceeded the required ratios as of December 31, 2011 and the Company does not believe that its investment in the FHLB is impaired as of this date. However, this estimate could change in the near term as a result of any of the following events: (1) significant OTTI losses are incurred on the mortgage-backed securities (MBS) portfolio of the FHLB of San Francisco, causing a significant decline in regulatory capital ratios; (2) the economic losses resulting from credit deterioration on the MBS increases significantly; and (3) capital preservation strategies being utilized by the FHLB become ineffective.

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

Stock compensation plans

The Company has the 2007 Stock Option Plan, which is described more fully in Note 13. Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company records the fair value of stock compensation granted to employees and directors as expense over the vesting period. The cost of the award is based on the grant-date fair value.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of December 31, 2011. The estimated fair value amounts as of December 31, 2011 have been measured as of that date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the estimated fair values of these financial statements subsequent to the reporting date may be different than the amounts reported as of December 31, 2011 and 2010.

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

Loans

For variable rate loans that re-price frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprise approximately 50% of the loan portfolio as of December 31, 2011. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the re-pricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

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

Accrued interest receivable and payable

The carrying amounts reported in the balance sheets for accrued interest receivable and payable approximate their fair value.

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

Reclassifications

Certain amounts in the financial statements and related disclosures as of December 31, 2011 have been reclassified to conform to the current presentation, with no impact in previously reported stockholders’ equity or net loss.

Recent accounting pronouncements

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Also of note is that the update deferred the additional required disclosures surrounding trouble debt restructurings to interim and annual periods beginning after June 15, 2011. The additional trouble debt restructuring disclosures which are required in the third quarter 2011 include the amount and type of trouble debt restructurings which occurred during the period in addition to the amount and type of defaults of troubled debt restructurings that had been restructured in the preceding 12 months. The provisions of this update did not have a material impact on the Company’s financial position, results or operations or cash flows.

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

FASB ASU 2011-05, “Presentation of Comprehensive Income (Topic 220)”—This ASU is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. These amendments apply to all entities that report items of other comprehensive income, in any period presented. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB issued FASB ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” that defers the effective date of ASU 2011-05. The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. The FASB has not yet established a timetable for its reconsideration.

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

The most significant fair value adjustment resulting from the application of purchase accounting adjustments for this acquisition were made to loans. As of the acquisition date, the gross loan portfolio at Service1st Bank was approximately $125.4 million with a related Allowance for Loan and Lease Losses (“ALLL”) of approximately $9.4 million. The loan fair value discount consists of two components; credit discount and yield discount. Loans purchased with credit impairments are loans with credit deterioration since origination and it is probable that not all contractually required principal and interest payments would be collected. The performing loan portfolio was approximately $89.9 million and was discounted by $49,000 for yield and $3.6 million for credit discounts. The remaining $35.6 million of loans were identified as loans with purchased credit impairment (PCI) and those loans had a discount of $576,000 for yield and $10.9 million for credit discounts. The discounts on performing loans are recognized by a “level yield” method over the remaining life of the loans or loan pools. The loans identified as containing purchase credit impairment are treated somewhat differently. The discount associated with yield is accreted as yield discount and the credit discount is not accreted but is left on the books to reduce the current carrying value of the applicable loans.

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

Purchased loans for which it was probable, at acquisition, that all contractually required payments would not be collected are as follows:

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

$24,140

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2010. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, and interest expense on deposits acquired. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

2010
Net interest income	$7,098
Net (loss) income	$(14,753)
Basic earnings per share	$(0.98)
Diluted earnings per share	$(0.98)

NOTE 3.	FAIR VALUE

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

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;

Level 3—Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

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

		Fair Value Measurements at December 31, 2011
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. Agencies	$253	$—	$253	$—
Collateralized Mortgage Obligation Securities-commercial	$219	—	219	$—

	$472	$—	$472	$—

		Fair Value Measurements at December 31, 2010
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Collateralized Mortgage Obligation Securities-commercial	$1,819	$—	$1,819	$—

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

		Fair Value Measurements at December 31, 2011
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Construction, land development and other land	$2,113	$—	$—	$2,113
Commercial real estate	18,221			18,221
Residential real estate	3,698			3,698
Commercial and industrial	2,312			2,312
Other real estate owned	—	—	—	—
Construction , land development and other land	2,230	—	—	2,230
Commercial and industrial	1,778	—	—	1,778

	$30,352	$—	$—	$30,352

		Fair Value Measurements at December 31, 2010
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Construction, land development and other land	$3,220	$—	$—	$3,220
Commercial real estate	1,648	—	—	1,648
Residential real estate	2,900	—	—	2,900
Commercial and industrial	3,670	—	—	3,670
Other real estate owned		—	—
Construction, land development and other land	625	—	—	625
Commercial real estate	2,781	—	—	2,781

	$14,844	$—	$—	$14,844

Impaired loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $29.2 million at December 31, 2011, after a partial charge-off of $1.4 million. In addition, these loans have a specific valuation allowance of $335,000 at December 31, 2011. Impaired loans in 2010 had a carrying amount of $11.4 million after partial charge-offs of $0.

Other real estate owned

Other real estate owned consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties classified as other real estate owned are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. As of December 31, 2011, there was a valuation allowance of $797,000 charged against two of the above listed properties which resulted in a total of $797,000 expensed for the year ended 2011. As of December 31, 2010, there was no valuation allowance for the above reported assets based on the fair value adjustments made in conjunction with the October 29, 2010 transaction.

The investment securities, reported as held-to-maturity, have the fair value reported on the face of the balance sheet. The Company’s other principal asset is cash and cash equivalents and at December 31, 2011 and 2010 the carrying value is the fair value. Based on these facts, management believes the carrying values on the balance sheet are materially the same as the fair value with the exception of held-to-maturity investment securities, which have the fair value notation on the face of the statement.

The estimated fair value of Service1st’s financial statements as of December 31, 2011 and is as follows:

	2011		2010
($ in 000’s)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$89,353	$89,353	$103,227	$103,227
Certificates of deposits	—	—	26,889	26,889
Securities available for sale	472	472	1,819	1,819
Securities held to maturity	2,031	2,035	5,314	5,287
Loans, net	98,942	97,857	106,223	106,223
Accrued interest receivables	243	243	447	447
Financial Liabilities:
Deposits	121,226	121,226	160,286	160,286
Accrued interest payable	41	41	35	35

Loan Commitments

The estimated fair value of the standby letters of credit at December 31, 2011 and 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2011 and 2010.

NOTE 4. SECURITIES

Carrying amounts and fair values of securities at December 31 are summarized as follows:

	2011
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agencies	$250	$3	$—	$253
Collateralized Mortgage Obligation Securities-commercial	217	2	—	219

	$467	$5	$—	$472

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Corporate Debt Securities	$1,520	$—	$(1)	$1,519
Small Business Administration Loan Pools	511	5	—	516

	$2,031	$5	$(1)	$2,035

	2010
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized Mortgage Obligation Securities-commercial	$1,819	$—	$—	$1,819

	$1,819	$—	$—	$1,819

Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Corporate Debt Securities	$4,663	$—	$(27)	$4,636
Small Business Administration Loan Pools	651	—	—	651

	$5,314	$—	$(27)	$5,287

There have been no sales of securities or gross realized gains or losses in any of the periods presented.

As of December 31, 2011, securities of $1.5 and $4.7 million were pledged for various purposes as required or permitted by law.

Information pertaining to securities with gross losses at December 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value
Securities Held to Maturity
Corporate Debt Securities	$(1)	$1,519	$—	$—

	2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value
Securities Held to Maturity
Corporate Debt Securities	$(27)	$4,636	$—	$—

As of December 31, 2011 and December 31, 2010, one and three debt securities, respectively, have unrealized losses with aggregate degradation of approximately 0.07% and 0.05%, respectively, from the Company’s carrying value. These unrealized losses, totaling $1,000 and $27,000, respectively, relate primarily to fluctuations in the current interest rate environment and other factors, but do not presently represent realized losses. As of December 31, 2011 and December 31, 2010 there are no securities that have been determined to be other-than-temporarily-impaired (OTTI).

The amortized cost and fair value of securities as of December 31, 2011 by contractual maturities are shown below. The maturities of small business administration loan pools differ from their contractual maturities because the loans underlying the securities may be repaid without penalties; therefore, these securities are listed separately in the maturity summary.

	Amortized Cost	Fair Value
Securities available for sale
Due in one year or less	$217	$219
Due after one year through five years	250	253

	$467	$472

	Amortized Cost	Fair Value
Securities held to maturity
Due in one year or less	$1,520	$1,519
Small Business Administration loan pools	511	516

	$2,031	$2,035

NOTE 5. LOANS

Loans at December 31, 2011 and December 31, 2010 were as follows:

($ in 000’s)	2011	2010
Construction, land development and other land	$3,417	$5,923
Commercial real estate	58,252	54,975
Residential real estate	4,704	9,247
Commercial and industrial	35,417	35,946
Consumer	30	131
Plus: net deferred loan costs	41	37

	$101,861	$106,259
Less: allowance for loan losses	(2,919)	(36)

	$98,942	$106,223

Activity in the allowance for loan losses was as follows:

($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
December 31, 2011
Beginning balance December 31, 2010	$36	$—	$—	$—	$—	$36
Provision for loan losses	3,901	4,293	15	—	508	8,717
Recoveries	268	2	4	—	300	574
Loan charge-offs	(1,935)	(3,873)	—	—	(600)	(6,408)

Ending balance December 31, 2011	$2,270	$422	$19	$—	$208	$2,919

($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
December 31, 2010
Beginning balance, October 28, 2010	$—	$—	$—	$—	$—	$—
Provision for loan losses	36	—	—	—	—	36
Recoveries	—	—	—	—	—	—
Loan charge-offs	—	—	—	—	—	—

Ending balance December 31, 2010	$36	$—	$—	$—	$—	$36

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and December 31, 2010:

($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
December 31, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$335	$—	$—	$—	$—	$335
Collectively evaluated for impairment	1,935	422	19	—	208	2,584
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$2,270	$422	$19	$—	$208	$2,919

Loans:
Loans individually evaluated for impairment	$1,820	16,480	$3,700	$1	$710	$22,711
Loans collectively evaluated for impairment	32,053	38,188	1,011	22	1,304	72,578
Loans acquired with deteriorated credit quality	1,599	3,561	—	—	1,412	6,572

Total ending loans balance	$35,472	$58,229	$4,711	$23	$3,426	$101,861

($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
December 31, 2010
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	36	—	—	—	—	36
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$36	$—	$—	$—	$—	$36

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	30,917	50,449	3,988	133	1,006	86,493
Loans acquired with deteriorated credit quality	5,421	4,458	5,257	—	4,630	19,766

Total ending loans balance	$36,338	$54,907	$9,245	$133	$5,636	$106,259

The impaired balance is the recorded investment, which represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at December 31, 2011 and December 31, 2010 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.

Impaired loan details as of December 31, 2011 and December 31, 2010 are as follows:

Impaired loans with no related allowance:

	December 31, 2011
($ in 000’s)	Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Total Allowance
Construction, land development and other land loans	$2,122	2.08%	$—	0.00%
Commercial real estate	20,041	19.67%	—	0.00%
Residential real estate (1-4 family)	3,700	3.63%	—	0.00%
Commercial and industrial	1,766	1.73%	—	0.00%
Consumer	—	0.00%	—	0.00%

Total	$27,630	27.13%	$—	0.00%

Impaired loans with related allowance:

	December 31, 2011
($ in 000’s)	Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Total Allowance
Construction, land development and other land loans	$—	0.00%	$—	0.00%
Commercial real estate	—	0.00%	—	0.00%
Residential real estate (1-4 family)	—	0.00%	—	0.00%
Commercial and industrial	1,653	1.62%	335	11.48%
Consumer	—	0.00%	—	0.00

Total impaired loans	$1,653	1.62%	$335	11.48%

Total impaired loans:

	December 31, 2011
($ in 000’s)	Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Total Allowance
Construction, land development and other land loans	$2,122	2.08%	$—	0.00%
Commercial real estate	20,041	19.67%	—	0.00%
Residential real estate (1-4 family)	3,700	3.63%	—	0.00%
Commercial and industrial	3,419	3.36%	335	11.48%
Consumer	1	0.00%	—	0.00%

Total	$29,283	28.75%	$335	11.48%

Impaired loans with no related allowance:

	December 31, 2010
($ in 000’s)	Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Total Allowance
Construction, land development and other land loans	$3,220	3.03%	$—	0.00%
Commercial real estate	1,648	1.55%	—	0.00%
Residential real estate (1-4 family)	2,900	2.73%	—	0.00%
Commercial and industrial	3,670	3.46%	—	0.00%
Consumer	—	—	—	0.00%

Total	$11,438	10.77%	$—	0.00%

Impaired loans with a related allowance:

December 31, 2010
($ in 000’s)	Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Total Allowance
Construction, land development and other land loans	$—	—	$—	—
Commercial real estate	—	—	—	—
Residential real estate (1-4 family)	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total	$—	—	$—	—

Total impaired loans:

	December 31, 2010
($ in 000’s)	Impaired Balance	Percent of Total Loans	Reserve Balance	Percent of Total Allowance
Construction, land development and other land loans	$3,220	3.03%	$—	0.00%
Commercial real estate	1,648	1.55%	—	0.00%
Residential real estate (1-4 family)	2,900	2.73%	—	0.00%
Commercial and industrial	3,670	3.46%	—	0.00%
Consumer	—	—	—	0.00%

Total	$11,438	10.77%	$—	0.00%

The following table depicts the average impaired loan balances, and the interest income recognized during impairment:

	December 31, 2011,		December 31, 2010
($ in 000’s)	Average	Interest	Average	Interest
Construction, land development and other land	$2,621	$123	$3,250	$10
Commercial real estate	21,475	1,109	1,657	26
Residential real estate	3,749	135	2,664	—
Commercial and industrial	3,279	142	1,918	36
Consumer	23	2	—	—

Total	$31,147	$1,511	$9,489	$72

There was no cash-basis interest income recognized during the periods presented above. The gross year-to-date interest income that would have been recorded in the current period had the nonaccrual loans been current in accordance with their original terms was $477,000 for the year ending December 31, 2011 and $0 for the year ending December 31, 2010.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and December 31, 2010:

	December 31, 2011
($ in 000’s)	Nonaccrual	Over 90 days and accruing
Construction, land development and other land	$612	$—
Commercial real estate	17,483	—
Residential real estate	3,698	—
Commercial and industrial	2,261	—
Consumer	—	—

Total	$24,054	$—

	December 31, 2010
($ in 000’s)	Nonaccrual	Over 90 days and accruing
Construction, land development and other land	$2,632	$—
Commercial real estate	1,224	—
Residential real estate	2,900	—
Commercial and industrial	3,670	—
Consumer	—	—

Total	$10,426	$—

The following tables present the aging of the recorded investment in past due loans as of December 31, 2011 and December 31, 2010:

December 31, 2011
($ in 000’s)	30 to 89 days	Over 90 days	Total Past Due
Construction, land development and other land	$—	$—	$—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Commercial and industrial	1,241	97	1,338
Consumer	—	—	—

Total	$1,241	$97	$1,338

	December 31, 2010
($ in 000’s)	30 to 89 days	Over 90 days	Total Past Due
Construction, land development and other land	$—	$2,518	$2,518
Commercial real estate	—	1,003	1,003
Residential real estate	—	2,900	2,900
Commercial and industrial	3,108	38	3,146
Consumer	—	—	—

Total	$3,108	$6,459	$9,567

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

As of December 31, 2011 and December 31, 2010, respectively, the risk category, which relate to credit quality indicators, of loans by class of loans, including accrual and non-accrual loans, (net of deferred fees and costs) is as follows:

	December 31, 2011
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total
Construction, land development and other land	$1,556	$—	$1,870	$—	$3,426
Commercial real estate	32,207	6,596	18,219	—	57,022
Residential real estate	2,218	—	3,700	—	5,918
Commercial and industrial	31,994	123	3,169	187	35,472
Consumer	22	—	1	—	23

Total	$67,997	$6,718	$26,959	$187	$101,861

	December 31, 2010
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total
Construction, land development and other land	$996	$—	$4,630	$—	$5,626
Commercial real estate	47,711	2,806	4,296	162	54,975
Residential real estate	3,990	—	5,257	—	9,247
Commercial and industrial	30,582	240	4,483	938	36,243
Consumer	131	—	—	—	131

Total	$83,410	$3,046	$18,666	$1,100	$106,222

Purchased loans

The Company has purchased loans, for which there was, at acquisition, evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans (including the SBA guaranteed portions) is as follows:

($ in 000’s)	December 31, 2011	December 31, 2010
Construction, land development and other land	$1,412	$4,630
Commercial real estate	3,561	4,458
Residential real estate	—	5,257
Commercial and industrial	1,599	5,421

Total	$6,572	$19,766

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

The performing loans totaled approximately $89.9 million and were marked with a credit discount of $3.6 million and approximately $49,000 of yield discount. In accordance with current accounting pronouncements, the discounts on performing loans are being recognized on a method that approximates a level yield over the expected life of the loan. During the first full year ended 2011, approximately $1.6 million of discount was accreted on these loans.

The loans identified as purchased with credit impairments were approximately $35.6 million as of the acquisition date. A credit discount of approximately $10.9 million was recorded and an additional $576,000 of yield discount was also recorded. The yield discount is being recognized on a method that approximates a level yield over the expected life of the loan. The Company does not accrete the credit discount into income until such time as the loan is removed from the bank. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loan and reduces the risk to the bank such that management believes it would be prudent to start recognizing some of the discount is documented. The credit discount represents approximately 30% of the transaction date value of the credit impaired loans. During the year ended 2011, as a result of various loan payoffs, and loan activities, a portion of the credit discount was recognized in earnings.

The following table reflects the discount changes in the purchased credit impaired loan portfolio for the period indicated:

($ in 000’s)	Yield Discount	Credit Discount
Balance, December 31, 2010	$539	$9,317
Accreted to income	(197)	(1,552)
Loans renegotiated and charge-offs	(21)	(1,509)
Other changes, net	—	(91)

Balance, December 31, 2011	$321	$6,165

Management does not establish general reserves against purchased credit impaired loans. In the event that deterioration in the credit is identified subsequent to the date of the discount, additional specific reserves will be created. As of December 31, 2011, no reserves were added relating to the October 28, 2010 purchased credit impaired loan portfolio. Credit discount $1,552 was accreted to income as a result of $3.2 million in payoffs.

Troubled Debt Restructurings:

The Company has allocated $335,000 and $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, and December 31, 2010, the aggregate amounts of troubled debt restructurings were $23 million and $11.9 million, respectively. The Company has not committed to lend additional amounts as of December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following; a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 18 months to 7 years. Modifications involving an extension of the maturity date were for periods ranging from 2 months to 1 year.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending December, 2011:

	Year ended December 31, 2011
($ in 000’s)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction, land development and other land	3	$1,664	$1,374
Commercial real estate	9	15,457	11,234
Residential real estate	2	2,979	2,979

Total loans secured by real estate	14	20,100	15,587
Commercial and industrial	12	3,299	2,187
Consumer	—	—	—

Total Troubled Debt Restructurings	26	23,399	17,774

The troubled debt restructurings described above increased the provision for loan losses by $9.4 million and resulted in charge-offs of $4.4 million during the year ended December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2011:

Year ended December 31, 2011
($ in 000’s)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings:
Construction, land development and other land	—	$—
Commercial real estate	—	—
Residential real estate	—	—

Total loans secured by real estate	—	—
Commercial and industrial	—	—
Consumer	—	—

Total Troubled Debt Restructurings	—	$—

The terms of certain other loans were modified during the period ending December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $16.6 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default or any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

A delay in payment is considered to be insignificant if it is less than 3 months.

NOTE	6. PREMISES AND EQUIPMENT

The major classes of premises and equipment and the total accumulated depreciation and amortization as of December 31 are as follows:

($ in 000’s)	2011	2010
Leasehold improvements	$835	$835
Equipment	159	138
Furniture and fixtures	312	309
Vehicles	18	18

	1,324	1,300
Less: accumulated depreciation and amortization	(506)	(72)

	$818	$1,228

Depreciation expense for the period ended December 31, 2011 was approximately $433,000. Depreciation expense was approximately $72,000 for the last two months of calendar year 2010 (from the acquisition date of Service1st Bank.)

NOTE	7. GOODWILL, INTANGIBLES

The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit intangibles. Under ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value-based test. All the goodwill is assigned to the bank subsidiary, Service1st Bank. The Company established October 31 for annual impairment testing of goodwill, or if an event occurs or circumstances change that would more likely than not reduce the fair value of reporting unit. We determine the fair value of our reporting unit and compare it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform as second step to the impairment test to measure the extent of the impairment.

During the third quarter of 2011, management determined that there was an adverse change in the business climate. This was directly related to the adverse local economy persisting which is continuing to have a meaningful impact on Service1st’s operations, and although the acquisition of Service1st was consummated less than one year ago, it was more likely than not that the fair value of the reporting unit had fallen below its carrying amount. The primary indicator for this decision was the ongoing deterioration of borrowers who can no longer perform under the original terms of the loan agreements. The restructured loans typically require significant reserves or charge-offs based on appraised collateral values that may have declined 50-80% since the inception of the loan resulting in $8.7 million in provisions for loan losses during 2011. The Company elected to obtain professional assistance in determining the fair value of the reporting unit and if necessary to assist in determining the fair values of all assets and liabilities, any core deposit intangibles and the fair value of the contingent consideration. We determined the fair value of our reporting unit and compared it to its carrying amount and determined that step two of the impairment test should be performed during the third quarter. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows method as well as the guideline change of control transactions method and public company method. The second step of the goodwill impairment test is performed to determine the amount of the goodwill impairment, if any. Step two required us to compute the implied fair value of the reporting unit goodwill and compare it against the actual carrying amount of the reporting unit goodwill. The implied fair value of the reporting unit goodwill was determined in the same manner that goodwill recognized in a business combination is determined. That is, the fair value of the reporting unit was allocated to all of the individual assets and liabilities of the reporting unit, including any unrecognized identifiable intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit determined in the first step was the price paid to acquire the reporting unit. The allocation process is only performed for purposes of testing goodwill for impairment, as the other assets and liabilities are not written up or down, nor is any additional unrecognized identifiable asset recorded as part of this process.

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

The following table presents the carrying amount of goodwill as of December 31:

($ in 000’s)	2011	2010
Balance at beginning of period	$5,633	$—
Goodwill from business combination	—	5,633
Impairment	(5,633)	—

Balance at end of period	$—	$5,633

The Company has other intangible assets which consist of a core deposit intangible that had, as of December 31, 2011, a remaining average amortization period of approximately nine years.

The following table presents the changes in the carrying amount of the core deposit intangible, gross carrying amount, accumulated amortization, and net book value as of December 31:

($ in 000’s)	2011	2010
Balance at beginning of period	$768	$—
Core deposit intangibles		784

Amortization expense	(98)	(16)

Balance at end of period	$670	$768

Gross carrying amount	784	$784
Accumulated amortization	(114)	(16)

Net book value	$670	$768

The following presents the estimated amortization expense of other intangible assets:

Years ending December 31, ($ in 000’s)	Amount
2012	$92
2013	87
2014	83
2015	79
2016	75
Thereafter	254

$670

NOTE 8. OTHER	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table presents the changes in other assets acquired through foreclosure for the periods ended December 31, 2011.

($ in 000’s)	2011	2010
Balance at beginning of period	$3,406	$—
Purchased OREO	—	2,403
Additions	2,440	1,003
Dispositions	(1,041)	—
Valuation adjustments in the period	(797)	—

Balance, end of period	$4,008	$3,406

Purchased OREO consists of OREO property that was acquired by WLBC in the acquisition of Service1st Bank of Nevada on October 28th, 2010.

During the period ended December 31, 2011 Service1st Bank sold two properties for a $34,000 gain on the sale of the property.

On December 28th, 2011 Service1st Bank of Nevada sold all of its OREO properties at estimated fair market value to Las Vegas Sunset Properties, which is a wholly owned subsidiary of WLBC. Total consideration paid was approximately $4.0 million. This was an intercompany transaction and eliminated in consolidation.

NOTE 9. DEPOSITS

The composition of deposits is as follows as of December 31:

($ in 000’s)	2011	2010
Demand deposits, noninterest bearing	$50,488	$67,087
NOW and money market accounts	37,306	56,509
Savings deposits	735	1,273
Time certificates, $100 or more	26,479	30,498
Other time certificates	6,218	4,919

Total	$121,226	$160,286

At December 31, 2011, all time deposits are scheduled to mature in 2011 as the maximum term offered for time certificates is twelve months.

The Company did no have any brokered deposits as of December 31, 2011.

NOTE 10. EMPLOYEE	BENEFIT PLAN

Service1st Bank has a qualified 401(k) employee benefit plan for all eligible employees. Participants under 50 years of age are able to defer up to $16,500 of their annual compensation, while participants 50 years of age and over are able to defer up to $22,000 of their annual compensation. Under the terms of the plan, Service1st may not make matching contributions.

Stock-based compensation arrangements are fully discussed in Note 13.

NOTE 11. INCOME	TAX MATTERS

The Company files income tax returns in the U.S. federal jurisdiction. ASC 740, Income taxes, was amended to clarify the accounting and disclosure for uncertain tax positions as defined. The Company is subject to the provisions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The company identifies its federal tax return as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal tax return are 2008, 2009, and 2010. The Company believes that its income tax filing positions for deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to applicable guidance.

The Company may, from time to time, be assessed interest or penalties by tax jurisdictions, although the Company has had no such assessments historically. The Company’s policy is to include interest and penalties related to income taxes as a component of income tax expense.

The cumulative tax effects of the primary temporary difference as of December 31 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$9,685	$5,889
Organization costs and start up costs	5,680	5,576
Allowance for loan losses, unfunded commitments and loan discounts	2,540	4,250
Stock warrants and stock options	760	2,231
Accrued expenses	865	769
Premises and equipment	114	76

	19,644	18,891
Deferred tax liabilities:
Cored deposit Intangible	(228)	(261)
Prepaid expenses	(102)	(122)
Deferred loan costs	(118)	(109)

Net deferred tax asset	19,196	18,399
Valuation allowance	(19,196)	(18,399)

	$—	$—

As of December 31, 2011, and 2010, a valuation allowance for the entire net deferred tax asset is considered necessary as the Company has determined that it is not more likely than not that the deferred tax assets will be realized. Due to the Company incurring operating losses, no provision for income taxes has been recorded for the periods ended December 31, 2011, and 2010. Federal operating loss carry forwards total approximately $28,485,600 and begin to expire in 2027.

For the years ended December 31, 2010 and 2009, the components of income tax benefit consist of the following:

	2011	2010	2009
Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	(797)	(682)	$(2,685)
State	—	—	—

Less valuation allowance	797	682	2,685

Income tax benefit	$—	$—	$—

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows:

	2011	2010	2009
Computed expected tax (benefit)	$(4,837)	$(2,601)	$(5,065)
Nondeductible expenses	6	904	771
Goodwill impairment/contingency liability	$1,298	$—	—

Write-off of deferred tax assets	$2,763	2,618	—

Other	(27)	(1,603)	1,609

Change in deferred tax asset valuation allowance	$797	$682	2,685

Total tax expense (benefit)

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

On October 28, 2010, a business combination between WLBC and Service1st Bank resulted in a section 382 limitation against the separate company net operating loss carryforwards acquired from Service1st Bank. As a result of this section 382 limitation, the Company reduced the deferred tax asset related to the NOL carryforward and the valuation allowance by $10,360,000.

NOTE 12. TRANSACTIONS	WITH RELATED PARTIES

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

($’s in 000)	2011	2010
Beginning Balance	$2,436	$—
Balance assumed at merger	—	2,480
New loans	732	25
Repayments	(168)	(69)
Change in related party	(2,283)	—

Ending balances	$717	$2,436

Total loan commitments outstanding with related parties total approximately $357,000 and $1.4 million as of December 31, 2011 and 2010 respectively.

NOTE 13. STOCK-BASED	COMPENSATION

The Company has a number of share-based compensation programs. Total compensation cost that has been charged against income for those programs was approximately $530,000 and $1.8 million for 2011 and 2010. There has been no income tax benefit recorded because of the offset in the deferred tax asset valuation allowance.

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

WLBC also provided a one-time grant of restricted stock equal to $250,000 divided by the closing price of WLBC’s common stock on the closing date of the acquisition to WLBC’s former Chief Financial Officer, for his future services. In addition, WLBC shall also issued restricted stock with respect to shares of our common stock to the proposed Chief Executive Officer and Chief Executive Officer of Service1st. The Chief Executive Officer was issued restricted shares of WLBC common stock in an amount equal to $1.0 million divided by the closing price of our common stock on the closing date of the acquisition in consideration for his future services. The grant date fair value of each share of restricted stock was $6.44. The Chief Financial Officer and Chief Executive Officer were granted 38,819 and 155,279 shares of restricted stock, respectively, on October 28, 2010, vesting over a five year term. However, on December 2011, the Chief Financial Officer resigned from WLBC. At the time of the Chief Financial Officer’s resignation he had 7,764 shares vested of the 38,819 shares of restricted stock originally granted. Of the 7,764 shares, 2,562 were held to cover taxes and a fifty percent reduction of 3,882 was applied due to the employment contract. For the year ended December 31, 2011, 10,870 shares of the Chief Financial Officer Chief Executive Officer’s vested shares were forfeited to cover taxes. Annual expense associated with these grants is estimated to be approximately $200,000 per year, for the remaining four years.

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

Restricted Stock Roll Forward

A summary of the status of the Company’s non-vested shares of restricted stock as of December 31, 2011 and changes during the year then ended is presented below:

Shares (in thousands)
Balance at January 1, 2011	194,098
Granted	—
Vested	(38,820)
Forfeited	(31,055)

Balance at December 31, 2011	124,223

Stock Option Program

Pursuant to the Agreement and Plan of Merger between the Company and Service1st Bank, the Company assumed to assume the Service1st Bank 2007 Stock Option Plan (the “Service1st Plan”)and exchanged each outstanding option issued under the Service1st Plan (each a ‘Bank Stock Option’ into an option to acquire shares of WLBC common stock on substantially the same terms and conditions as were applicable under such Bank Stock Options immediately prior to the transaction under these terms; (i) each Bank Stock Option is exercisable for a number of WLBC common stock equal to the product of the number of shares of Bank common stock that would have been issuable upon exercise of such Bank Stock Option outstanding immediately prior to the transaction multiplied by the Exchange Ratio, rounded down to the nearest whole number of shares of WLBC common stock, and (ii) the per share exercise price for the WLBC common stock issuable upon exercise of such assumed Bank Stock Option is equal to the quotient determined by dividing the per share exercise price for such Bank Stock Option outstanding immediately prior to the transaction date by the Exchange Ratio, rounded up to the nearest whole cent. Any restrictions on the exercisability of such Bank Stock Option in effect at the time of the Service1st acquisition, continue in full force and effect, and the term, exercisability, and vesting schedule of such Bank Stock Option as in effect at the time of the Service1st acquisition of the date hereof will remain unchanged. Stock awards available to grant, subject to the necessary approvals, were approximately 229,000 at December 31, 2011.

Generally, Bank Stock Options granted had vesting periods of 3 to 5 years. The fair value of shares at the date of grant was determined by the Bank’s Board of Directors. The fair value of each stock award was estimated on the date of grant using the Black-Scholes Option Valuation Model.

A summary of Bank Stock Option activity as of December 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding Stock Options at December 31, 2010	246,947	21.01
Granted	—	—
Exercised	—	—
Forfeited or expired	20,460	21.01

Outstanding, December 31, 2011	226,487	21.01

Exercisable, end of period	164,673	21.01

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

As of December 31, 2011, there was $288,000 of total unrecognized compensation cost related to the above listed non-vested stock options assumed under the Merger Agreement. The cost is expected to be recognized over a weighted-average period of 4 years. As of December 31, 2011, the aggregate intrinsic value of the outstanding and vested stock options is $0.

NOTE 14. WARRANTS

On November 27, 2007, WLBC sold 31,948,850 units, including 1,948,850 units from the partial exercise of the underwriters’ over-allotment option. Each unit consisted of one share of WLBC’s common stock warrant that entitled the holder to purchase from WLBC one share of common stock. In addition, certain of WLBC’s initial stockholders purchased an aggregate of 8,500,000 warrants in a private placement simultaneously with the consummation of the Offering. Each warrant was exercisable to one share of common stock.

In order to assist WLBC in gaining the requisite approval of certain bank regulatory authorities in connection with the Acquisition, on September 23, 2010, WLBC entered into a Letter Agreement (the “Warrant Restructuring Letter Agreement”) with certain warrant holders who represented to WLBC that they collectively held at least a majority of its outstanding warrants (the “Consenting Warrant Holders”) confirming the basis and terms upon which the parties agreed to amend the agreement governing the warrants to provide for the automatic exercise of all of the outstanding warrants into one thirty-second (1/32) of one share of WLBC’s common stock concurrently with the consummation of the Acquisition. Any warrants that entitled a holder to a fractional share of common stock after taking into account the automatic exercise of the remainder of such holder’s warrants into full shares of common stock were cancelled. As of September 23, 2010, there were 48,067,758 warrants outstanding which were automatically converted into approximately 1,502.088 shares of common stock upon the consummation of the Acquisition. WLBC also paid a consent fee to the holders of warrants in an amount equal to $0.06 per warrant for an aggregate payment of $2.9 million.

Bank Warrant Exchange

In connection with the Acquisition, WLBC agreed to exchange each outstanding warrant of Service1st (the “Bank Stock Warrants”) into warrants to acquire shares of WLBC common stock on substantially the same terms and conditions as were applicable under such Bank Stock Warrants immediately prior to the transaction under these terms; (i) each Bank Stock Warrant was exercisable for a number of WLBC common stock shares equal to the product of the number of shares of Bank common stock that would be issuable upon exercise of such Bank Stock Warrant outstanding immediately prior to the acquisition multiplied by the exchange ratio of 47.5975, rounded down to the nearest whole number of shares of WLBC common stock, and (ii) the per share exercise price for the WLBC common stock issuable upon exercise of each Bank Stock Warrant was equal to the quotient determined by dividing the per share exercise price for such Bank Stock Warrant outstanding immediately prior to the transaction date by the Exchange Ratio, rounded up to the nearest whole cent. As a result, 900 Bank Stock Warrants were converted to 42,834 WLBC stock warrants with an exercise price of $21,01 per stock warrant. As of December 31, 2011 the remaining contractual term of the outstanding stock warrants was approximately one month the aggregate intrinsic value of outstanding and vested stock warrants was $0, and the number of stock warrants that expired were 3.046.

NOTE 15. REGULATORY	CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2011, the Company and Service1st Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If Service1st is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2011, the most recent regulatory notifications categorized Service1st as adequately capitalized under the regulatory framework for prompt corrective action. This determination is mandated when an institution becomes party to a formal regulatory action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual capital levels and minimum required levels were as follows at year-end:

	December 31, 2011
	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Regulatory Agreements
($ in million’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$76.7	71.6%	$8.6	8.0%	$10.7	10.0%	$—	NA
Service1st Bank	30.6	29.7%	8.2	8.0%	10.3	10.0%	12.3	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	75.4	70.4%	4.3	4.0%	6.4	6.0%	—	NA
Service1st Bank	29.3	28.4%	4.1	4.0%	6.2	6.0%	—	NA
Tier 1 capital (to average assets)
Consolidated	74.4	25.7%	11.8	4.0%	14.7	5.0%	—	NA
Service1st Bank	29.3	14.4%	8.1	4.0%	10.1	5.0%	20.3	10.0%

	December 31, 2010
	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Regulatory Agreements
($ in million’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$87.8	68.8%	$10.2	8.0%	N/A	N/A	N/A	N/A
Service1st Bank	36.3	31.0%	9.4	8.0%	$11.7	10.0%	$14.1	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$87.4	68.4%	$5.1	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$35.9	30.6%	4.7	4.0%	$7.0	6.0%	$—	N/A
Tier 1 capital (to average assets)
Consolidated	$87.4	30.5%	$11.5	4.0%	N/A	N/A	N/A	N/A
Service1st Bank	$35.9	18.1%	$7.9	4.0%	$9.9	5.0%	$19.8	10.0%

On September 1, 2010, Service1st, without admitting or denying any possible charges relating to the conduct of its banking operations, agreed with the FDIC and the Nevada FID to the issuance of a Consent Order. The Consent Order supersedes an informal understanding entered into by Service1st with the FDIC and Nevada FID in May of 2009. Under the Consent Order, Service1st has agreed, among other things, to: (i) assess the qualification of, and have retained qualified, senior management commensurate with the size and risk profile of Service1st; (ii) maintain a Tier I leverage ratio at or above 8.5% and a total risk-based capital ratio at or above 12%; (iii) continue to maintain an adequate allowance for loan and lease losses; (iv) not pay any risk exposure to adversely classified assets; (vi) not extend any additional credit to any borrower whose loan has been classified as “substandard” or “doubtful” without prior approval from Service1st’s board of directors or loan committee; (vii) formulate and implement a plan to address profitability; and (x) not accept brokered deposits (which include deposits paying interest rates significantly higher than prevailing rates in Service1st’s market area) and reduce its reliance on existing brokered deposits, if any.

During the application process for the acquisition of Service1st by WLBC, we made a commitment to the FDIC to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013 or, if later, when the September 1, 2010 Consent Order agreed to by Service1st with the FDIC and the Nevada FID terminates. The Consent Order was terminated effective October 31, 2011 and Service1st now has an informal understanding with the FDIC that Service1st must maintain leverage capital of at least 8.5%.

NOTE 16. COMMITMENTS	AND CONTINGENCIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

($ in 000’s)	2011	2010
Unused lines of credit	$19,069	$18,504
Standby letters of credit	644	$590

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

Standby letters of credit are conditional commitments issued by Service1st Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as Service1st deems necessary. Generally, letters of credit issued have expiration dates within one year.

At year-end 2011, the majority of the unused lines of credit were at variable rates tied to various established indices, most lines contain floors that are currently in excess of the contractual rates.

The total liability for financial instruments with off-balance sheet risk as of December 31, 2011 is approximately $115,000 and $372,000.

Lease commitments

The Company’s subsidiary bank leases premises and equipment under non-cancelable operating leases expiring through 2013. Generally, these leases contain 5-year renewal options. The following is a schedule of future minimum rental payments under these leases as of December 31, 2011:

($ in 000’s)
2012	$816
2013	506
2014	—

$1,322

Rent expense of approximately $669,000 included in occupancy expense for the year ended December 31, 2011.

Concentrations

The Company grants commercial, construction, real estate, and consumer loans to customers. The Company’s business is concentrated in Nevada, and the loan portfolio includes significant credit exposure to the commercial real estate industry of this area. As of December 31, 2011, commercial real estate loans represent

57.21% of total loans. Owner-occupied commercial real estate loans represent 28.37% of commercial real estate loans. As of December 31, 2011, real estate-related loans accounted for approximately 65.19% of total loans.

The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk Service1st Bank is willing to take.

Lines of credit

The Company has lines of credit available from the FHLB, FRB and PCBB. Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. As of December 31, 2011, the Company had available credit with the FHLB, FRB and Pacific Coast Bankers Bank of approximately $16.2 million, and $1.4 million, and $5 million, respectively. As of December 31, 2011, the Company has no outstanding borrowings under these agreements.

NOTE 17. PARENT	COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Western Liberty Bancorp follows:

CONDENSED BALANCE SHEETS

December 31,

	2011	2010
	($ in 000’s)
ASSETS
Cash and cash equivalents	$29,324	$53,476
Investment in banking subsidiaries—Service1st Bank	29,935	42,299
Investment in banking subsidiaries—Las Vegas Sunset Properties	16,900
Other assets	206	162

Total assets	$76,365	$95,937

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$324	$292
Contingent consideration	—	1,816
Shareholders’ equity	76,041	93,829

Total liabilities and shareholders’ equity	$76,365	$95,937

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31

	2011	2010
Interest and other income	$1,819	$8
Interest and other expense	3,578	7,844

Loss before income tax and undistributed subsidiary income	(1,759)	(7,836)
Income tax expense (benefit)	—	—
Equity in undistributed subsidiary income	(12,469)	186

Net income (loss)	$(14,228)	$(7,650)

Other comprehensive income	$5	$—

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31

	2011	2010
Cash flows from operating activities
Net (loss) income	$(14,228)	$(7,650)
Adjustments:
Equity in undistributed subsidiary income	12,469	(186)
Stock-based compensation expense	529	1,771
Contingent liability impairment	(1,816)	—
Change in other assets	(44)	389
Change in other liabilities	32	(365)

Net cash from operating activities	(3,058)	(6,041)

Cash flows from investing activities
Investments in subsidiaries	(17,000)	(25,000)

Net cash from investing activities	(17,000)	(25,000)

Cash flows from financing activities
Share repurchases	(4,094)	—
Cash payment for warrant exchange	—	(2,884)
Redemption of dissenters shares	—	(567)
Cash payment for fractional shares	—	(1)
Net cash from financing activities	(4,094)	(3,452)

Net change in cash and cash equivalents	(24,152)	(34,493)
Beginning cash and cash equivalents	53,476	87,969

Ending cash and cash equivalents	$29,324	$53,476

NOTE 18. EARNINGS	PER SHARE

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

For the years ended December 31, 2011 and 2010, potentially dilutive securities are excluded from the computation of fully diluted earnings per share as their effects are anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

($’s in 000s, except per share)	December 31, 2011	December 31, 2010
Numerator:
Net (loss) income available to common stockholders	$(14,228)	$(7,650)
Denominator:
Weighted-average common shares outstanding	14,840,249	11,680,609
Dilutive effect of Restricted Stock Units, Warrants and Stock Options	—	—
Weighted-average common shares outstanding, assuming dilution	14,840,249	11,680,609
Net (loss) income per share
Basic	$(0.96)	$(0.65)
Diluted	$(0.96)	—

At December 31, 2011, the Company had 200,000 Restricted Stock Units, 124,655 shares of restricted stock, and 226,487 stock options outstanding. At December 31, 2010 the Company had 200,000 Restricted Stock Units, 194,098 shares of restricted stock, and 246,947 stock options outstanding. For the year ending December 31, 2011 and 2010, 39,788 and 42,834 stock warrants were outstanding, respectively. Due to the net losses for the years ended December 31, 2011, and 2010, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share.

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

/s/ Crowe Horwath LLP

Sherman Oaks, California

March 31, 2011

SERVICE1ST BANK OF NEVADA

BALANCE SHEET

(In thousands, except for per share amounts)	October 28, 2010
Assets
Cash and due from banks	$10,164
Interest-bearing deposits in banks	4,927

Cash and cash equivalents	15,091
Certificates of deposits	31,928
Securities, available for sale	2,850
Securities, held to maturity (fair value 2010: $7,842)	7,582
Loans, net of allowance for loan losses $9,418	115,986
Premises and equipment, net	1,284
Accrued interest receivable	605
Other real estate owned	2,403
Other assets	2,227

Total assets	$179,956

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$68,575
Interest bearing:
Demand	29,018
Savings and money market	29,381
Time, $100 or more	30,204
Other time	4,888

Total deposits	162,066
Accrued interest payable and other liabilities	1,452

Total liabilities	163,518

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value: $.01; shares authorized: 25,000,000; shares issued: 50,811; and shares outstanding 1,000 shares held in treasury	1
Additional paid-in capital	52,642
Accumulated deficit	(35,410)
Accumulated other comprehensive loss, net	(20)
Less cost of treasury stock, 1,000 shares	(775)

Total stockholders’ equity	16,438

Total liabilities and stockholders’ equity	$179,956

The accompanying notes are an integral part of these financial statements.

SERVICE1ST BANK OF NEVADA

STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2010 THROUGH OCTOBER 28, 2010

(In thousands, except for per share amounts)	2010
Interest and dividend income:
Loans, including fees	$5,801
Securities, taxable	472
Federal funds sold and other	347

Total interest and dividend income	6,620

Interest expense:
Deposits	1,147
Repurchase sweep agreements	—

Total interest expense	1,147

Net interest income	5,473
Provision for loan losses	6,329

Net interest (loss) income after provision for loan losses	(856)

Non-interest income:
Service charges	382
Loan and late fees	17
Gain on sale of securities	13
Other	95

507

Non-interest expense:
Salaries and employee benefits	3,536
Occupancy, equipment and depreciation	1,360
Computer service charges	243
Professional fees	1,605
Advertising and business development	79
Insurance	705
Telephone	87
Stationery and supplies	26
Director fees	34
Other real estate owned	654
Provision for unfunded commitments	(471)
Other	510

8,368

Net loss	$(8,717)

Loss per share:
Basic and diluted	$(175.00)

The accompanying notes are an integral part of these financial statements.

SERVICE1ST BANK OF NEVADA

STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

FOR THE PERIOD JANUARY 1, 2010 THROUGH OCTOBER 28, 2010

		Common Stock		Additional		Accumulated Other Comprehensive Loss
(In thousands, except for per share amount)	Comprehensive Loss	(Issued)		Paid-In	Accumulated Deficit		Treasury Stock		Total
		Shares	Amount	Capital			Shares	Amount
Balance, December 31, 2009	$(8,717)	50,811	$1	$52,009	$(26,693)	$(23)	1,000	$(775)	$24,519
Stock option expense				633					633
Net loss					(8,717)				(8,717)
Unrealized Loss on securities available for sale, net of taxes	3	—	—	—	—	3	—	—	3

Balance, October 28, 2010	$(8,714)	50,811	$1	$52,642	$(35,410)	$(20)	1,000	$(775)	$16,438

The accompanying notes are an integral part of these financial statements.

SERVICE1ST BANK OF NEVADA

STATEMENT OF CASH FLOWS

FOR PERIOD JANUARY 1, 2010 THROUGH OCTOBER 28, 2010

(In thousands, except for per share amount)	2010
Cash Flows from Operating Activities:
Net loss	$(8,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of premises and equipment	422
Amortization of securities premiums/discounts, net	48
Provision for loan losses	6,329
Stock warrants and stock option expense	633
Loss on disposition of equipment	—
Gain on sale securities	(13)
Increase in accrued interest receivable	(76)
Decrease (increase) in other assets	231
(Decrease) increase in accrued interest payable and other liabilities	(469)

Net cash used in operating activities	(1,612)

Cash Flows from Investing Activities:
Purchases of certificates of deposit	(39,921)
Proceeds from certificates of deposit	17,306
Purchases of securities available for sale	(6,000)
Proceeds from sales of securities available for sale	4,000
Proceeds from maturities of securities available for sale	6,245
Proceeds from principal paydowns of securities available for sale	279
Proceeds from maturities of securities held to maturity	2,497
Proceeds from principal paydowns of securities held to maturity	145
Purchase of premises and equipment	(72)
Net decrease (increase) in loans	5,845

Net cash used in investing activities	(9,676)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(23,254)
Net (repayments) proceeds from repurchase sweep agreements	—

Net cash provided by financing activities	(23,254)

(Decrease) increase in cash and cash equivalents	(34,542)
Cash and cash equivalents, beginning	$49,633

Cash and cash equivalents, ending	$15,091

Supplementary cash flow information:
Interest paid on deposits and repurchase sweep agreements	$1,242

Supplemental disclosure of noncash operating and investing activities:
Principal paydowns on SBA loan pool securities reclassified to other assets	$3

Transfers of loans to other real estate owned	$2,403

The accompanying notes are an integral part of these financial statements.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE	OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Service1st Bank of Nevada (Service1st) was formed on November 3, 2006 and commenced operations as a financial institution on January 16, 2007 when a state charter was received from the Nevada Financial Institutions Division (NFID) and federal deposit insurance was granted by the Federal Deposit Insurance Corporation (FDIC). The Bank is under the supervision of and subject to regulation and examination by the NFID and the FDIC.

The Bank has two branches located in Las Vegas, Nevada, which accept deposits and grant loans to customers. The Bank’s loan portfolio contains primarily commercial and real estate loans concentrated in Nevada. Segment information is not presented since all of the Bank’s results are attributed to Service1st Bank of Nevada.

On October 28, 2010, Western Liberty Bancorp (WLBC) consummated its acquisition (the “Acquisition”) of the Bank, pursuant to which the Bank became WLBC’s wholly-owned subsidiary.

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

The Bank is required to maintain balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $5.3 million as of October 28, 2010.

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

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Years
Furniture and fixtures	7 – 10
Equipment and vehicles	3 – 5
Leasehold improvements	5 – 10

Other assets

Other assets are comprised primarily of Federal Home Loan Bank (FHLB) stock and prepaid expenses.

Prepaid expenses are amortized over the terms of the agreements. The Bank had approximately $1.1 million of prepayments relating to three years of FDIC assessments as of October 28, 2010, that were prepaid on December 31, 2009.

The Bank, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB of an amount pursuant to the agreement with the FHLB. These investments are recorded at cost since no ready market exists for them, and they have no quoted market value. As of October 28, 2010 the Bank’s investment in the FHLB was $658,000 and is included in other assets.

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

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction as of October 28, 2010. The estimated fair value amounts as of October 28, 2010 have been measured as of that date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the estimated fair values of these financial statements subsequent to the reporting date may be different than the amounts reported as of October 28, 2010.

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

Loans

For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprise approximately 58% of the loan portfolio as of October 28, 2010. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the repricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

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

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Basic and diluted loss per share, based on the weighted average outstanding shares, are summarized as follows:

($ in 000’s, except for per share amounts)	For the Period January 1, 2010 through October 28, 2010
Basic and diluted:
Net loss applicable to common stock	$(8,717)
Weighted average common shares outstanding	49,811

Loss per share	$(175.00)

Due to the Bank’s historical net losses, all of the Bank’s stock based awards are considered anti-dilutive, and accordingly, basic and diluted loss per share is the same.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;

Level 3—Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

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

There were no significant transfers between Level 1 and Level 2 during the period January 1, 2010 through October 28, 2010.

	Fair Value Measurements at October 28, 2010:
($ in 000’s)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
US Agency Securities—GSE	$1,002	$—	$1,002	$—
Collateralized Mortgage Obligation Securities	1,848	—	1,848	—

	$2,850	$—	$2,850	$—

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

	Fair Value Measurements at October 28, 2010
($ in 000’s)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Construction, land development, and other land loans	$3,958	$—	$—	$3,958
Commercial real estate	4,844	—	—	4,844
Residential real estate	2,764	—	—	2,764
Other real estate owned	1,778	—	—	1,778

	$13,344	$—	$—	$13,344

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

NOTE 3. SECURITIES

Carrying amounts and fair values of investment securities as of October 28, 2010 are summarized as follows:

($ in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Agencies—GSE	$1,002	$—	$—	$1,002
Collateralized Mortgage Obligation Securities	1,868	—	(20)	1,848

	$2,870	$—	$(20)	$2,850

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

($ in 000’s)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities Held to Maturity
U.S. Agencies—GSE	$6,924	$256	$—	$7,180
Corporate Debt Securities	658	4	—	662

Small Business Administration Loan Pools	$7,582	$260	$—	$7,842

As of October 28, 2010 proceeds from sales of available-for-sale securities were $4.0 million. Gross realized gains from sales for the period January 1, 2010 through October 28, 2010 were $13,000. There were no gross realized losses on available-for-sale securities for the period January 1, 2010 through October 28, 2010.

Securities with carrying amounts of approximately $6.9 million as of October 28, 2010, respectively, were pledged for various purposes as required or permitted by law.

Information pertaining to securities with gross losses at October 28, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

2010
	Less than Twelve Months		Over Twelve Months
($ in 000’s)	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value
Securities Available for Sale
U.S Agencies—GSE	$—	$—	$—	$—
Collateralized Mortgage Obligations Securities	(20)	1,848	—	—

	$(20)	$1,848	$—	$—

Securities Held to Maturity
U.S Agencies—GSE	$—	$—	$—	$—
Corporate Debt Securities	—	—	—	—

Small Business Administration Loan Pools	$—	$—	$—	$—

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

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of securities as of October 28, 2010 by contractual maturities are shown below. The maturities of small business administration loan pools may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties; therefore, these securities are listed separately in the maturity summary.

($ in 000’s)	Amortized Cost	Fair Value
Securities available for sale
Due in one year or less	$993	$978
Due after one year through five years	1,877	1,872

	$2,870	$2,850

($ in 000’s)	Amortized Cost	Fair Value
Securities held to maturity
Due in one year or less	$3,998	$4,027
Due after one year through five years	2,926	3,153
Small Business Administration Loan Pools	658	662

	$7,582	$7,842

NOTE 4. LOANS

The components of the Bank’s loan portfolio as of October 28 are as follows:

($ in 000’s)	2010
Construction, land development, and other land loans	$9,225
Commercial real estate	62,963
Residential real estate	10,282
Commercial and industrial	42,778
Consumer	136
Less: net deferred loan fees	20

125,404
Less: allowance for loan losses	(9,418)

$115,986

Information about impaired and non-accrual loans as of and for the periods ended October 28 is as follows:

($ in 000’s)	2010
Impaired loans without a valuation allowance	$9,269
Impaired loans with a valuation allowance	$17,631

Total impaired loans	$26,900

Related allowance for loan losses on impaired loans	$5,493

Total non-accrual loans	$20,327

Loans past due 90 days or more and still accruing	$—

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

($ in 000’s)	2010
Average balance during the year on impaired loans	$28,943

Interest income recognized on impaired loans	$147

Interest income recognized on cash basis	$—

As of October 28, 2010, approximately 71% of the Bank’s impaired loans are real estate-secured loans. As of October 28, 2010, approximately $9.3 million of the Bank’s impaired loans do not have any specific valuation allowance. However, impaired loans as of October 28, 2010 are net of partial charge-offs of approximately $7.3 million. The Bank experienced significant declines in current valuations for real estate supporting its loan collateral in 2010. If real estate values continue to decline and as updated appraisals are received, the Bank may have to increase its allowance for loan losses appropriately. The Bank has allocated $1.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of October 28, 2010.

At October 28, 2010, the Bank was not committed to lend additional funds on these impaired loans or loans that have been classified as troubled debt restructurings.

Changes in the allowance for loan losses for the periods ended October 28 are as follows:

($ in 000’s)	2010
Balance, beginning	$6,404
Provisions charged to operating expense	6,329
Recoveries of amounts charged off	615
Less amounts charged off	(3,930)

Balance, ending	$9,418

NOTE 5. PREMISES	AND EQUIPMENT

The major classes of premises and equipment and the total accumulated depreciation and amortization as of October 28 are as follows:

($ in 000’s)	2010
Leasehold improvements	$1,733
Equipment	885
Furniture and fixtures	612
Vehicles	56

3,286
Less: accumulated depreciation and amortization	(2,002)

$1,284

Depreciation expense for the period January 1, 2010 through October 28, 2010, was approximately $422,000.

NOTE 6. INCOME	TAX MATTERS

The Bank files income tax returns in the U.S. federal jurisdiction. ASC 740, Income taxes, was amended to clarify the accounting and disclosure for uncertain tax positions as defined. The Bank is subject to the provisions

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The cumulative tax effects of the primary temporary differences as of October 28 are as follows:

($ in 000’s)	2010
Deferred tax assets:
Net operating loss carryforward	$7,287
Organization costs	313
Allowance for loan losses and unfunded commitments	2,393
Stock warrants and stock options	333
Accrued expenses	646
Other	74

11,046
Deferred tax liabilities:
Prepaid loan fees	(96)
Deferred loan costs	(114)

Net deferred tax asset	10,836
Valuation allowance	(10,836)

$—

As of October 28, 2010 a valuation allowance for the entire net deferred tax asset is considered necessary as the Bank has determined that it is not more likely than not that the deferred tax assets will be realized. Due to the Bank incurring operating losses, no provision for income taxes has been recorded for the period January 1, 2010 through October 28, 2010. Federal operating loss carryforwards totals approximately $21.4 million and begin to expire in 2027.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the period January 1, 2010 through October 28, the components of income tax benefit consist of the following:

($ in 000’s)	2010
Current:
Federal	$—
State	—

—
Deferred:
Federal	1,960
State	—

1,960
Less valuation allowance	(1,960)

Income tax benefit	$—

The reasons for the differences between the statutory federal income tax rate of 34% and the effective tax rates are summarized as follows:

($ in 000’s)	2010
Computed expected tax (benefit)	$(2,964)
Nondeductible expenses	588
Other	416
Deferred tax asset valuation allowance	1,960

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

NOTE 7. DEPOSITS

As of October 28, 2010, all time deposits are scheduled to mature within one year.

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

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Bank’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of October 28 is as follows:

($ in 000’s)	2010
Unfunded commitments under lines of credit	$15,965
Standby letters of credit	695

$16,660

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

The total liability for financial instruments with off-balance sheet risk as of October 28, 2010 is approximately $348,000.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

Lease commitments

The Bank leases premises and equipment under non-cancelable operating leases expiring through 2013. Generally, these leases contain 5-year renewal options. The following is a schedule of future minimum rental payments under these leases as of October 28, 2010:

($ in 000’s)
2010	$149
2011	910
2012	742
2013	444

$2,245

Rent expense of approximately $653,000 is included in occupancy expense for the period January 1, 2010 through October 28, 2010.

Concentrations

The Bank grants commercial, construction, real estate, and consumer loans to customers. The Bank’s business is concentrated in Nevada, and the loan portfolio includes significant credit exposure to the commercial real estate industry of this area. As of October 28, 2010, commercial real estate loans represent 50% of total loans. Owner-occupied commercial real estate loans represent 38% of commercial real estate loans. As of October 28, 2010, real estate-related loans accounted for approximately 66%, of total loans.

The Bank’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Bank is willing to take.

Lines of credit

The Bank has lines of credit available from the FHLB and the FRB. Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. As of October 28, 2010, the Bank had available credit with the FHLB and FRB of approximately $18.1 million and $4.4 million, respectively. As of October 28, 2010, the Bank has no outstanding borrowings under these agreements.

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

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of stock award activity as of October 28, 2010 and changes during the period January 1, 2010 through October 28, 2010 is presented below:

	Stock Warrants		Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2010	900	$1,000	6,034	$1,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	(845)	1,000

Outstanding, October 28, 2010	900	$1,000	5,189	$1,000

Exercisable, end of period	900	$1,000	3,101	$1,000

As of October 28, 2010, the weighted average remaining contractual terms of outstanding stock warrants are approximately 1.2. The weighted average contractual terms of vested stock warrants are 1.2. As of October 28, 2010, the aggregate intrinsic value of outstanding and vested stock warrants is $0.

As of October 28, 2010, the weighted average remaining contractual terms of outstanding stock options are 6.7. The weighted average contractual terms of vested stock options are 3.9. As of October 28, 2010, the aggregate intrinsic value of outstanding and vested stock options is $0.

For stock options granted under the Plan as of October 28, 2010, there is approximately $860,000, of total unrecognized compensation cost related to non-vested stock award compensation. That cost is expected to be recognized over a weighted average period of 2.0.

Stock-based compensation expense is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Bank estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was approximately $633,000 for the period January 1, 2010 through October 28, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of October 28, 2010 that the Bank meets all capital adequacy requirements to which it is subject.

As of October 28, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank cannot be considered well capitalized for prompt corrective action while under the Consent Order.

On September 1, 2010, the Bank, without admitting or denying any possible charges relating to the conduct of its banking operations, agreed with the FDIC and the Nevada FID to the issuance of a Consent Order. The Consent Order supersedes an informal understanding entered into by the Bank with the FDIC and Nevada, FID in May of 2009. Under the Consent Order, the Bank has agreed, among other things, to: (i) assess the qualification of, and have retained qualified, senior management commensurate with the size and risk profile of the Bank; (ii) maintain a Tier I leverage ratio at or above 8.5% and a total risk-based capital ratio at or above 12%; (iii) continue to maintain an adequate allowance for loan and lease losses; (iv) not pay any risk exposure to adversely classified assets; (vi) not extend any additional credit to any borrower whose loan has been classified as “substandard” or “doubtful” without prior approval from the Bank’s board of directors or loan committee; (vii) formulate and implement a plan to address profitability; and (x) not accept brokered deposits (which include deposits paying interest rates significantly higher than prevailing rates in the Bank’s market area) and reduce its reliance on existing brokered deposits, if any.

	October 28, 2010
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Required Under Regulatory Agreements
($ in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$18,164	14.1%	$10,319	8.0%	$12,899	10.0%	$15,479	12.0%
Tier 1 Capital (to Risk-Weighted Assets)	16,451	12.8%	5,160	4.0%	7,739	6.0%	—	N/A
Tier 1 Capital (to Average Assets)	16,451	8.7%	7,548	4.0%	9,435	5.0%	16,040	8.5%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Bank because such regulations require the sum of the Bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $10.2 million of the Bank’s stockholders’ equity is restricted as of October 28, 2010.

NOTE	11. EMPLOYEE BENEFIT PLAN

The Bank has a qualified 401(k) employee benefit plan for all eligible employees. Participants under 50 years of age are able to defer up to $16,500 of their annual compensation, while participants 50 years of age and over are able to defer up to $22,000 of their annual compensation. Under the terms of the plan, the Bank may not make matching contributions.

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 12.    TRANSACTIONS WITH RELATED PARTIES

Principal stockholders of the Bank and officers and directors, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of, and had other transactions with, the Bank in the ordinary course of business. In management’s opinion, these loans and transactions are on the same terms as those for comparable loans and transactions with unrelated parties. The aggregate activity in such loans for the period January 1, 2010 through October 28 2010 is as follows:

($ in 000’s)	2010
Balance, beginning	$6,626
New loans	455
Repayments	(862)
Other Changes	—

Balance, ending	$6,219

The Bank had one related party credit that was placed on a non-accrual status in March of 2010. The outstanding balance on the credit was approximately $3.8 million with an impairment reserve of approximately $1.5 million as of October 28, 2010.

Total loan commitments outstanding with related parties total approximately $2.6 million as of October 28, 2010.

NOTE 13. STOCKHOLDERS’	EQUITY

The Bank is authorized to issue only one class of stock, which is designated as Common Stock. The total number of shares the Bank is authorized to issue is 25 million, and the par value of each share is one penny ($0.01).

NOTE 14. FAIR	VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Bank’s financial statements as of October 28, is as follows:

	2010
($ in 000’s)	Fair Value	Fair Value
Financial assets:
Cash and due from banks	$10,164	$10,164
Interest-bearing deposits in banks	4,927	4,927
Certificates of deposits	31,928	31,928
Restricted Stock	658	658
Securities available for sale	2,850	2,850
Securities held to maturity	7,852	7,842
Loans, net	115,986	109,589
Accrued interest receivable	605	605
Financial liabilities:
Deposits	162,066	162,112
Accrued interest payable	44	44

SERVICE1ST BANK OF NEVADA

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value of Commitments

The estimated fair value of the standby letters of credit at October 28, 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at October 28, 2010.

Interest Rate Risk

The Bank assumes interest rate risk (the risk to the Bank’s earnings and capital from changes in interest rate levels) as a result of its normal operations. As a result, the fair values of the Bank’s financial instruments as well as its future net interest income will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank.

NOTE 15.    SUBSEQUENT EVENTS

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

(a)(2) Financial statement schedules filed as part of this Form 10-K. Financial Statement Schedules are omitted because they are not applicable or the required information is shown elsewhere in the Financial Statements or Notes thereto or in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the portions of the 2010 Annual Report to Stockholders that are incorporated herein by reference.

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

Exhibit Numbers

2.1	Agreement and Plan of Merger, dated as of November 6, 2009, by and among Western Liberty Bancorp., WL-S1 Interim Bank, Service1st Bank of Nevada and Curtis W. Anderson, as Former Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 9, 2009)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 21, 2010, by and among Western Liberty Bancorp., WL-S1 Interim Bank, Service1st Bank of Nevada and Curtis W. Anderson, as Former Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on June 24, 2010)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on October 9, 2009)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Form S-3, filed by WLBC with the Securities and Exchange Commission on November 16, 2009)

10.1*	Form of Indemnification Agreement between WLBC and each of the directors and officers of WLBC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on September 6, 2007)

10.2*	Settlement Agreement and General Release, dated December 23, 2008, between WLBC and Scott LaPorta (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 29, 2008)

10.3	Director Resignation Agreement, dated December 23, 2008, between WLBC, Robert M. Foresman, Carl H. Hahn, Philip A. Marineau and Steven Westly (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 29, 2008)

10.4	Second Amended and Restated Sponsor Support Agreement, dated as of August 13, 2009, by and between Global Consumer Acquisition Corp. and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on August 14, 2009)

Exhibit Numbers

10.5*	Employment Agreement, dated as of November 6, 2009, by and between Western Liberty Bancorp and Richard Deglman (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 9, 2009)

10.6*	Second Amended and Restated Employment Agreement, dated as of December 18, 2009, by and between Western Liberty Bancorp and George A. Rosenbaum, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 24, 2009)

10.7*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Jason N. Ader (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.8*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Daniel B. Silvers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.9*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Andrew P. Nelson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.10*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Michael Tew (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.11*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Laura Conover-Ferchak (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.12	Expense Sharing Agreement, dated as of October 29, 2010, between Western Liberty Bancorp and Service1st Bank of Nevada (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.13	Tax Allocation Agreement, dated as of October 29, 2010, between Western Liberty Bancorp and Service1st Bank of Nevada (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.14*	Amended and Restated Employment Agreement, dated as of February 8, 2010, by and between Western Liberty Bancorp and William E. Martin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on February 8, 2010)

10.15* **	Restricted Stock Agreement with William E. Martin

14.1	Code of Conduct and Ethics**

21	Subsidiaries of the registrant: Service1st Bank of Nevada, a Nevada corporation located in Las Vegas, Nevada, and Las Vegas Sunset Properties, also of Las Vegas, Nevada, are the sole subsidiaries of Western Liberty Bancorp**

Exhibit Numbers

31.1**	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1.1	Consent Order of Federal Deposit Insurance Corporation and the Nevada Financial Institutions Division, dated as of September 1, 2010, In the Matter of Service1st Bank of Nevada, FDIC-10-512b (incorporated by reference to Exhibit 99.1 to the Form S-1, Amendment No. 1, File No. 333-170862, filed by WLBC with the Securities and Exchange Commission on March 30, 2011)

99.1.2**	Order Terminating Consent Order, dated October 31, 2011

*	Management contract or compensatory plan or arrangement
**	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN LIBERTY BANCORP

By:	/s/ WILLIAM E. MARTIN
William E. Martin
Chief Executive Officer and
Director

Date: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL B. FRANKEL Michael B. Frankel	Chairman	March 14, 2012

/s/ TERRENCE L. WRIGHT Terrence L. Wright	Vice Chairman	March 14, 2012

/s/ JASON N. ADER Jason N. Ader	Director	March 14, 2012

/s/ RICHARD A.C. COLES Richard A.C. Coles	Director	March 14, 2012

/s/ CURTIS W. ANDERSON, CPA Curtis W. Anderson, CPA	Director	March 14, 2012

/s/ WILLIAM E. MARTIN William E. Martin	Director and Chief Executive Officer (Principal Executive Officer)	March 14, 2012

/s/ PATRICIA A. OCHAL Patricia A. Ochal	Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2012