Form 10-K/A
period 2011-12-31
WESTERN LIBERTY BANCORP
filed 2012-03-30
CIK 1406251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

The amendment to Western Liberty Bancorp’s Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 14, 2012, is to correct clerical errors and to eliminate internal editorial references that were mistakenly retained in the originally filed document.

In addition, the auditor’s consent was added as Exhibit 23.1, and a statement discussing supervisory restrictions for Western Liberty Bancorp with the Federal Reserve Bank of San Francisco was added to the risk factor captioned “we are subject to supervisory restrictions” on page 26.

No other changes have been made to the Form 10-K.

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

Item 1A—Risk Factors

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

At the end of March 2012, the Company entered into an informal understanding with the Federal Reserve Bank of San Francisco. Among other things, the Company agreed that it will not repurchase stock without advance written approval of the Federal Reserve Bank. In addition, WLBC must give written notice at least 30 days in advance to the Federal Reserve Bank in order to appoint a new director or a new senior executive officer or to change the responsibilities of a senior executive officer. In practice the Federal Reserve Bank’s review period is typically longer than 30 days and can be as long as 60 to 90 days or more. During this period for Federal Reserve Bank review of the proposed appointment or change, the Federal Reserve Bank could act to prohibit the proposed appointment or change in responsibilities.

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

Item 9A—Controls and Procedures

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

Exhibit Numbers

2.1	Agreement and Plan of Merger, dated as of November 6, 2009, by and among Western Liberty Bancorp., WL-S1 Interim Bank, Service1st Bank of Nevada and Curtis W. Anderson, as Former Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 9, 2009)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 21, 2010, by and among Western Liberty Bancorp., WL-S1 Interim Bank, Service1st Bank of Nevada and Curtis W. Anderson, as Former Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on June 24, 2010)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on October 9, 2009)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Form S-3, filed by WLBC with the Securities and Exchange Commission on November 16, 2009)

10.1*	Form of Indemnification Agreement between WLBC and each of the directors and officers of WLBC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Form S-1, File No. 333-144799, filed by WLBC with the Securities and Exchange Commission on September 6, 2007)

10.2*	Settlement Agreement and General Release, dated December 23, 2008, between WLBC and Scott LaPorta (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 29, 2008)

10.3	Director Resignation Agreement, dated December 23, 2008, between WLBC, Robert M. Foresman, Carl H. Hahn, Philip A. Marineau and Steven Westly (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 29, 2008)

10.4	Second Amended and Restated Sponsor Support Agreement, dated as of August 13, 2009, by and between Global Consumer Acquisition Corp. and Hayground Cove Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on August 14, 2009)

Exhibit Numbers

10.5*	Employment Agreement, dated as of November 6, 2009, by and between Western Liberty Bancorp and Richard Deglman (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 9, 2009)

10.6*	Second Amended and Restated Employment Agreement, dated as of December 18, 2009, by and between Western Liberty Bancorp and George A. Rosenbaum, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on December 24, 2009)

10.7*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Jason N. Ader (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.8*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Daniel B. Silvers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.9*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Andrew P. Nelson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.10*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Michael Tew (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.11*	Letter Agreement, dated as of October 28, 2010, between Western Liberty Bancorp and Laura Conover-Ferchak (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.12	Expense Sharing Agreement, dated as of October 29, 2010, between Western Liberty Bancorp and Service1st Bank of Nevada (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.13	Tax Allocation Agreement, dated as of October 29, 2010, between Western Liberty Bancorp and Service1st Bank of Nevada (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on November 3, 2010)

10.14*	Amended and Restated Employment Agreement, dated as of February 8, 2010, by and between Western Liberty Bancorp and William E. Martin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33803, filed by WLBC with the Securities and Exchange Commission on February 8, 2010)

10.15* **	Restricted Stock Agreement with William E. Martin

14.1	Code of Conduct and Ethics**

21	Subsidiaries of the registrant: Service1st Bank of Nevada, a Nevada corporation located in Las Vegas, Nevada, and Las Vegas Sunset Properties, also of Las Vegas, Nevada, are the sole subsidiaries of Western Liberty Bancorp**

23.1**	Consent of Crowe Horwath LLP (filed herewith)

Exhibit Numbers

31.1**	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1.1	Consent Order of Federal Deposit Insurance Corporation and the Nevada Financial Institutions Division, dated as of September 1, 2010, In the Matter of Service1st Bank of Nevada, FDIC-10-512b (incorporated by reference to Exhibit 99.1 to the Form S-1, Amendment No. 1, File No. 333-170862, filed by WLBC with the Securities and Exchange Commission on March 30, 2011)

99.1.2**	Order Terminating Consent Order, dated October 31, 2011

*	Management contract or compensatory plan or arrangement
**	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN LIBERTY BANCORP

By:	/s/ WILLIAM E. MARTIN
William E. Martin
Chief Executive Officer and
Director

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. MARTIN William E. Martin	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/s/ PATRICIA A. OCHAL Patricia A. Ochal	Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2012