Form 10-Q
period 2012-03-31
WESTERN LIBERTY BANCORP
filed 2012-05-15
CIK 1406251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012, the registrant had 13,466,535 shares of its common stock, par value $0.0001 per share, outstanding.

WESTERN LIBERTY BANCORP

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in 000’s)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$8,525	$11,227
Money market funds	100	100
Interest-bearing deposits in banks	84,277	78,026

Cash and cash equivalents	92,902	89,353
Securities, available for sale	300	472
Securities, held to maturity (fair value of $2,017 and $2,035, respectively)	2,007	2,031
Loans, net of allowance ($2,687 and $2,919 respectively)	99,686	98,942
Premises and equipment, net	742	818
Other real estate owned, net	3,891	4,008
Other intangibles, net	647	670
Accrued interest receivable and other assets	1,815	1,996

Total assets	$201,990	$198,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand	59,891	$50,488
Interest bearing	66,084	70,738

Total deposits	125,975	121,226
Accrued interest payable and other liabilities	925	1,023

Total liabilities	126,900	122,249
Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,088,023 issued and 13,466,535 outstanding.	1	1
Additional paid-in capital	117,960	117,846
Accumulated deficit	(38,778)	(37,717)
Treasury stock, at cost, 1,621,488 respectively	(4,094)	(4,094)
Accumulated other comprehensive income net	1	5

Total stockholders’ equity	75,090	76,041

Total liabilities and stockholders’ equity	$201,990	$198,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)

For the Three Months Ended March 31, 2012 and 2011

($ in 000’s except per share data)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Interest and dividend income:
Loans, including fees	$1,643	$3,782
Securities, taxable and other	62	66

Total interest and dividend income	1,705	3,848

Interest expense:
Deposits	115	112

Total interest expense	115	112

Net interest income	1,590	3,736
Provision for loan losses:	—	1,364

Net interest income after provision for loan losses	1,590	2,372

Non-interest income:
Service charges	70	78
Loan and late fees	7	8
Other	142	35

Total non-interest income	219	121

Non-interest expense:
Salaries and employee benefits	844	793
Occupancy, equipment and depreciation	332	374
Computer service charges	78	77
Federal deposit insurance	134	152
Legal and professional fees	750	936
Advertising and business development	29	20
Insurance	72	71
Telephone	18	26
Printing and supplies	27	142
Director fees	56	49
Stock-based compensation	114	141
Provision for unfunded commitments	—	(133)
OREO property impairment	117	—
Other	299	254

Total non-interest expense	2,870	2,902

Net income/(loss)	$(1,061)	$(409)

Earnings Per Share
Basic earnings/(loss) per common share	$(0.08)	$(0.03)

Diluted earnings/(loss) per common share	$(0.08)	$(0.03)

Weighted average common shares outstanding - basic	13,466,535	15,088,023

Weighted average common shares outstanding - diluted	13,466,535	15,088,023

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gain/(loss) arising during the period	$(4)	$(3)

Total other comprehensive income / (loss)	(4)	(3)

Comprehensive income / (loss)	$(1,065)	$(412)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2012 and 2011

($ in 000’s)

	Common Stock issued		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares Amounts		Capital	Deficit	Income	Stock	Total
Balance, January 1, 2011	15,088,023	$1	$117,317	$(23,489)	$—	$—	$93,829
Stock-based compensation	—	—	141	—	—	—	141
Net loss	—	—	—	(409)	—	—	(409)
Other comprehensive income (loss)	—	—	—	—	(3)	—	(3)

Balance, March 31,2011	15,088,023	$1	$117,458	$(23,898)	$5	$—	$93,558

Balance, January 1, 2012	13,466,535	$1	$117,846	$(37,717)	5	(4,094)	$76,041
Stock-based compensation		—	114	—	—	—	114
Net loss		—	—	(1,061)	—	—	(1,061)
Other comprehensive income (loss)		—	—	—	(4)	—	(4)

Balance, March 31, 2012	13,466,535	$1	$117,960	$(38,778)	$1	$(4,094)	$75,090

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2012 and 2011

($ in 000’s)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Cash flow from operating activities:
Net loss	$(1,061)	$(409)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	114	141
Accretion of loan discount, net	(469)	(2,248)
Amortization of core deposit intangible	23	24
OREO property impairment	117	—
Provision for loan losses	—	1,364
Depreciation of premises and equipment	79	108
Amortization of securities premiums/discounts, net	11	81
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	185	415
(Decrease) in accrued interest payable and other liabilities	(98)	(11)

Net cash used in operating activities	(1,099)	(535)

Cash flow from investing activities:
Proceeds from maturities of certificates of deposit	—	10,105
Proceeds from principal paydowns of securities available for sale	168	452
Proceeds from maturities of securities held to maturity	—	1,500
Proceeds from principal payouts of securities held to maturity	8	15
Purchase of premises and equipment	(3)	—
Net (increase) decrease in loans	(274)	4,152

Net cash provided by (used in) investing activities	(101)	16,224

Cash flow from financing activities:
Net increase (decrease) in deposits	4,749	(28,473)
Net cash provided by (used in) financing activities	4,749	(28,473)

Net (decrease) in cash and cash equivalents	3,549	(12,784)
Cash and cash equivalents, beginning of period	89,353	103,227

Cash and cash equivalents, end of period	$92,902	$90,443

Supplemental disclosures of cash flow information:
Interest paid on deposits and other borrowed funds	$112	$107

Supplemental disclosure of noncash investing and financing activities:
Transfers of loans to other real estate owned	$—	$2,038

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

Western Liberty Bancorp

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Western Liberty Bancorp (WLBC) became a bank holding company on October 28, 2010 with consummation of the acquisition of Service1st Bank of Nevada. WLBC owns two subsidiaries, Service1st Bank of Nevada and Las Vegas Sunset Properties, and currently conducts no business activities other than acting as the holding company of Service1st and Las Vegas Sunset Properties.

Service1st Bank of Nevada (Service1st) is a community bank which commenced operations as a financial institution on January 16, 2007. Service1st provides a full range of deposit, lending and other banking services to locally owned businesses, professional firms, individuals and other customers from its headquarters and two retail banking facilities located in the greater Las Vegas area. Services provided include basic commercial and consumer depository services, commercial working capital and equipment loans, commercial real estate loans and other traditional commercial banking services. Service1st relies primarily on locally generated deposits to fund its lending activities. Service1st has two branches located in Las Vegas, Nevada, which accept deposits and grant loans to customers. Most of Service1st’s business is generated in the Nevada market. Service1st is under the supervision of and subject to regulation and examination by the Nevada FID and the FDIC.

Las Vegas Sunset Properties was established in 2011 for the purpose of owning and managing certain nonperforming and subperforming assets. As a result, certain OREO assets with an estimated carrying basis of $4.0 million were acquired by this subsidiary from Service1st on December 28, 2011. Using funds contributed to it by Western Liberty Bancorp, in 2012 Las Vegas Sunset Properties acquired interests in a total of 15 classified loan assets, at an aggregate cost of approximately $18.3 million. The holding company believes that assembling OREO and classified loans in a separate, nonbank subsidiary will promote efficient and cost-effective management and ultimate resolution of the assets.

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

Since mid-2009, Service1st has been required (i) under section 32 of the Federal Deposit Insurance Act to provide the FDIC with at least 30 days’ prior notice before appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer; and (ii) by the FDIC’s golden parachute rules at 12 C.F.R. Part 359 to obtain FDIC approval before making (or agreeing to make) any severance payments (except pursuant to a qualified pension or retirement plan and certain other employee benefit plans). The Federal Reserve notified Western Liberty by letter dated December 15, 2011 that Western Liberty must obtain advance approval for the appointment of new directors or senior executives and that Western Liberty is subject to the golden parachute compensation limitations of 12 C.F.R. Part 359.

On October 20, 2011 Service1st entered into an informal understanding with the FDIC and with the State of Nevada Financial Institutions Division, agreeing among other things to maintain the Tier 1 leverage ratio at a minimum of 8.5% and to implement a plan to achieve profitability and to reduce classified assets. At the end of March of 2012 WLBC entered into an informal understanding with the Federal Reserve Bank of San Francisco, which among other things provides that WLBC may not pay dividends, incur debt, or purchase or redeem any of its securities unless WLBC first obtains approval of the Federal Reserve Bank.

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

The consolidated financial statements include WLBC and its wholly owned subsidiaries, Service1st and Las Vegas Sunset Properties (collectively, “the Company”). All operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the operations are considered by management to be aggregated in one reportable operating segment. Intercompany transactions and balances are eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practice in the banking industry. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income/(loss), changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustment and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2011, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”). A summary of the significant accounting policies used by the Company are as follows:

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

At March 31, 2012, the Company is required to maintain balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $5.5 million.

Securities

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

All loans that are graded substandard are individually evaluated for impairment. If a loan is impaired, the loan is adjusted to the lower of net present value or collateral value if real estate secured. This adjustment is allocated as a portion of the allowance. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral-dependent loan, the loan is reported at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

The Company, as a result of its purchase of Service1st Bank of Nevada on October 28, 2010, acquired a portfolio of loans, some of which had shown evidence of credit deterioration since origination. These purchased loans were recorded at fair value at acquisition and there was no carryover of the seller’s allowance for loan losses.

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

Foreclosed assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a charge-off against the asset’s balance is recorded through expense. Operating costs after acquisition are expensed.

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

Accrued interest receivable and other assets

Accrued interest receivable and other assets include prepaid expenses. Prepaid assets are amortized over the terms of the agreements. As of March 31, 2012, the Company has prepaid approximately $404,000 or approximately 1 year, of its FDIC insurance premiums which will be amortized through 2012.

The Company, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB of an amount pursuant to the agreement with the FHLB. These investments are recorded at cost since no ready market exists for them, and they have no quoted market value. As of March 31, 2012, the Company’s investment in the FHLB was $547,000 which is included in other assets.

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

Stock compensation plans

The Company has the 2007 Stock Option Plan, which is described more fully in Note 8. Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company records the fair value of stock compensation granted to employees and directors as expense over the vesting period. The cost of the award is based on the grant-date fair value.

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

Fair value measurement

For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Fair value measurements for assets and liabilities, where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The Company utilizes fair value measurements to determine fair value disclosures and certain assets recorded at fair value on a recurring and nonrecurring basis. See Note 2.

Fair values of financial instruments

The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Fair value instruments are defined in Note 2.

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

Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update did not have a material impact on the Company’s financial position, results or operations or cash flows.

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued exclusive presentation of Other Comprehensive Income in the statement of stockholders’ equity. The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update only changed the manner in which our Other Comprehensive Income was disclosed.

Newly Issued But Not Yet Effective Accounting Standards:

In December 2011, the FASB issued an accounting standards update to increase the disclosure requirements surrounding derivative instruments that are offset within the balance sheet pursuant to the provisions of current GAAP. The objective of the update is to provide greater comparability between issuers reporting under U.S. GAAP versus IFRS and provide users the ability to evaluate the effect of netting arrangements on a company’s financial statements. The provisions of the update are effective for annual and interim periods beginning on or after January 1, 2013 and are not expected to add to the Company’s current level of disclosures.

Note 2. FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Impaired Loans

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The most recent analysis performed indicated that a discount of 10% is applied to properties with appraisals performed within 12 months, based on historical selling expenses.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received by the bank, commercial appraisals over $500,000 are sent to, a third party certified appraiser for review of the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics in the original appraisal. Appraised and reported values may be discounted based on the reviewer’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the property. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 10% for marketing and selling costs is applied to properties with appraisals performed within 12 months, based on historical selling expenses.

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

	Fair Value Measurements at March 31, 2012
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available for Sale
Collateralized Mortgage Obligation Securities-commercial	$48	$—	$48	$—
U.S. Agencies	252	—	252	—

	$300	$—	$300	$—

There were no transfers between Levels during 2012.

	Fair Value Measurements at December 31, 2011
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available for Sale
U.S. Agencies	$253	$—	$253	$—
Collateralized Mortgage Obligation Securities-commercial	$219	$—	$219	$—

	$472	$—	$472	$—

There were no transfers between levels during 2011.

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

	Fair Value Measurements at March 31, 2012
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Construction, land development and other land	$1,973	$—	$—	$1,973
Commercial real estate	20,232	—	—	20,232
Residential real estate	3,632	—	—	3,632
Commercial and Industrial	2,340	—	—	2,340
Other Real Estate Owned
Construction, land development and other land	1,710	—	—	1,710
Commercial real estate	2,181	—	—	2,181

	$32,068	$—	$—	$32,068

	Fair Value Measurements at March 31, 2011
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Construction, land development and other land	$2,113	$—	$—	$2,113
Commercial real estate	18,221	—	—	18,221
Residential real estate	3,698	—	—	3,698
Commercial and Industrial	2,312	—	—	2,312
Other Real Estate Owned
Construction, land development and other land	2,230	—	—	2,230
Commercial real estate	1,778	—	—	1,778

	$30,352	$—	$—	$30,352

Impaired loans that are measured for impairment using the fair value of the collateral for collateral-dependent loans had a principal balance of $28.0 million, with a valuation allowance of $98,000 at March 31, 2012, resulting in no additional provision for loan losses for the three months ended March 31, 2012. At December 31, 2011, impaired loans had a principal balance of $29.2 million with a valuation allowance of $335,000. For the three months ended March 31, 2011 there was $505,000 in additional provision for these loans.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $3.9 million which is made up of the outstanding balance of $4.0 million, net of a valuation allowance of zero at March 31, 2012, resulting in a charge of $117,000 for the three months ended March 31, 2012. At December 31, 2011, other real estate owned had a net carrying amount of $4.0 million, and net of a valuation allowance of zero. for the three months ended March 31, 2011 there was no additional valuation allowances for these properties.

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically 10% and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on the least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements for the three months ended March 31, 2012
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash, due from banks, federal funds sold and money market investments	$92,902	$8,525	$84,377	$—	$92,902
Securities available-for-sale	300	—	300	—	300
Securities held-to-maturity	2,007	—	2,017	—	2,017
Federal Home Loan Bank stock	547	—	—	—	N/A
Loans, net	99,686	—	—	98,551	98,551
Accrued interest receivable	252	32	—	220	252
Financial liabilities
Deposits	125,975	98,761	27,190	—	125,951
Accrued interest payable	44	15	29	—	44

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets
Cash, due from banks, federal funds sold and money market investments	$89,353	$89,353
Securities available-for-sale	472	472
Securities held-to-maturity	2,031	2,035
Federal Home Loan Bank stock	574	N/A
Loans, net	98,942	98,857
Accrued interest receivable	243	243
Financial liabilities
Deposits	121,226	121,226
Accrued interest payable	41	41

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2.

(b) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(e) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in either a Level 1 or Level 2 classification (Level 2). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in either a Level 1 or Level 2 classification (Level 2). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(h) Accrued Interest Receivable/Payable

The carrying amount of accrued interest approximates fair value. The level classification is consistent with the associated asset/liability.

(i) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Note 3. SECURITIES

Carrying amounts and fair values of investment securities at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
($ in 000’s) Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agencies	$251	$1	$—	$252
Collateralized Mortgage Obligation Securities-commercial	48	—	—	48

	$299	$1	$—	$300

($ in 000’s) Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Corporate Debt Securities	$1,509	$3	$—	$1,512
Small Business Administration Loan Pools	498	7	—	505

	$2,007	$10	$—	$2,017

	December 31, 2011
($ in 000’s) Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agencies	$250	$3	$—	$253
Collateralized Mortgage Obligation Securities-commercial	217	2	—	219

	$467	$5	$—	$472

($ in 000’s) Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Corporate Debt Securities	$1,520	$—	$(1)	$1,519
Small Business Administration Loan Pools	511	5	—	516

	$2,031	$5	$(1)	$2,035

There have been no sales of securities or gross realized gains or losses in any of the periods presented.

As of March 31, 2012 and December 31, 2011, securities of $1.5 and $1.5 million, respectively, were pledged for various purposes as required or permitted by law.

There was no significant activity pertaining to March 31, 2012. Information pertaining to securities with gross losses at December 31, 2011, aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2011
	Less Than Twelve Months		Over Twelve Months
($ in 000’s)	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value
	Less Than Twelve Months		Over Twelve Months
Securities Held to Maturity
Corporate Debt Securities	$(1)	$1,519	$—	$—

As of December 31, 2011, one debt security had unrealized losses with aggregate degradation of 0.07% relating primarily to fluctuations in the current interest rate environment and other factors, but did represent realized losses. As of March 31, 2012 and December 31, 2011 there are no securities that have been determined to be other-than-temporarily-impaired (OTTI).

The amortized cost and fair value of securities as of March 31, 2012 by contractual maturities are shown below. The maturities of small business administration loan pools differ from their contractual maturities because the loans underlying the securities may be repaid without penalties; therefore, these securities are listed separately in the maturity summary.

($ in 000’s)	Amortized Cost	Fair Value
Securities available for sale
Due in one year or less	$48	$48
Due in one to five years	251	252

	$299	$300

($ in 000’s)	Amortized Cost	Fair Value
Securities held to maturity
Due in one year or less	$1,509	$1,512
Small Business Administration loan pools	498	505

	$2,007	$2,017

Note 4. LOANS

Loans at March 31, 2012 and December 31, 2011 were as follows:

($ in 000’s)	March 31, 2012	December 31, 2011
Construction, land development and other land	$2,101	$3,417
Commercial real estate	58,860	58,252
Residential real estate	10,101	4,704
Commercial and industrial	31,262	35,417
Consumer	18	30
Plus: net deferred loan costs	31	41

	102,373	101,861
Less: allowance for loan losses	(2,687)	(2,919)

	$99,686	$98,942

Activity in the allowance for loan losses in the three months ended March 31, 2012 and 2011 were as follows:

($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
Beginning balance, December 31, 2011	$2,270	$422	$19	$—	$208	$2,919
Provision for loan losses	—	—	—	—	—
Recoveries	6	—	—	—	9	15

Loan charge-offs	(44)	(203)	—	—	—	(247)

Balance, March 31, 2012	$2,232	$219	$19	$—	$217	$2,687

($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
Beginning balance, December 31, 2010	$36	$—	$—	$—	$—	$36
Provision for loan losses	512	412	136	1	294	1,364
Recoveries	—	4	—	—	—	4
Loan charge-offs	—	—	—	—	(114)	(114)

Balance, March 31, 2011	$548	$425	$136	$1	$180	$1,290

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011:

($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
March 31, 2012
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$98	$—	$—	$—	$—	$98
Collectively evaluated for impairment	1,460	977	142	—	10	2,589
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$1,558	$977	$142	$—	$10	$2,687

Loans:
Loans individually evaluated for impairment	$960	$16,746	$3,632	$1	$707	$22,046
Loans collectively evaluated for impairment	28,965	38,620	6,457	18	299	74,359
Loans acquired with deteriorated credit quality	1,380	3,486	—	—	1,102	5,968

Total ending loans balance	$31,305	$58,852	$10,089	$19	$2,108	$102,373

December 31, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$335	$—	$—	$—	$—	$335
Collectively evaluated for impairment	1,935	422	19	—	208	2,584
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$2,270	$422	$19	$—	$208	2,919

Loans:
Loans individually evaluated for impairment	$1,820	$16,480	$3,700	$1	$710	$22,711
Loans collectively evaluated for impairment	32,053	38,188	1,011	22	1,304	72,578
Loans acquired with deteriorated credit quality	1,599	3,561	—	—	1,412	6,572

Total ending loans balance	$35,472	$58,229	$4,711	$23	$3,426	$101,861

March 31, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3	$274	$—	$—	$—	$277
Collectively evaluated for impairment	394	74	136	1	180	785
Acquired with deteriorated credit quality	151	77	—	—	—	228

Total ending allowance balance	$548	$425	$136	$1	$180	$1,290

Loans:
Loans individually evaluated for impairment	$45	$1,148	$—	$—	$—	$1,193
Loans collectively evaluated for impairment	37,102	47,783	3,976	133	2,143	91,137
Loans acquired with deteriorated credit quality	2,970	4,437	—	—	2,470	9,877

Total ending loans balance	$40,117	$53,368	$3,976	$133	$4,613	$102,207

The impaired balance is the recorded investment, which represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2012 and December 31, 2011 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.

Impaired loan details as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
($ in 000’s)	Unpaid Principal Balance	Recorded Investment	%	Percent of Total Loans	Reserve Balance	%	Percent of Total Allowance
Construction, land development and other loans	$2,512	$1,810	6.47%	1.77%	$—	0.00%	0.00%
Commercial real estate	20,834	20,231	72.22%	19.77%	—	0.00%	0.00%
Residential real estate (1-4 family)	3,717	3,632	12.96%	3.55%	—	0.00%	0.00%
Commercial and industrial	2,938	2,340	8.35%	2.29%	98	100.00%	3.65%
Consumer	—	1	0.00%	0.00%	—	0.00%	0.00%

Total impaired loans	$30,001	$28,014	100.00%	27.37%	$98	100.00%	3.65%

	December 31, 2011
($ in 000’s)	Unpaid Principal Balance	Recorded Investment	%	Percent of Total Loans	Reserve Balance	%	Percent of Total Allowance
Construction, land development and other land loans	$3,587	$2,122	7.25%	2.08%	$—	0.00%	0.00%
Commercial real estate	24,102	20,041	68.44%	19.67%	—	0.00%	0.00%
Residential real estate (1-4 family)	3,786	3,700	12.64%	3.63%	—	0.00%	0.00%
Commercial and industrial	4.677	3,419	11.68%	3.36%	335	100.00%	11.48%
Consumer	—	—	0.00%	0.00%	—	0.00%	0.00%

Total	$36,152	$29,283	100.00%	28.75%	$335	100.00%	11.48%

	March 31, 2011
($ in 000’s)	Unpaid Principal Balance	Recorded Investment	%	Percent of Total Loans	Reserve Balance	%	Percent of Total Allowance
Construction, land development and other loans	$1,556	$1,060	20.16%	1.04%	$—	—	$—
Commercial real estate	4,037	2,793	53.11%	2.73%	351	69.50%	27.21%
Residential real estate (1-4 family)	—	—	—	—	—	—	—
Commercial and industrial	2,655	1,406	26.73%	1.38%	154	30.50%	11.94%
Consumer	—	—	—	—	—	—	—

Total impaired loans	$8,248	$5,259	100.00%	5.15%	$505	100.00%	$39.15%

The following table depicts the average impaired loan balances, and the interest income recognized during impairment:

	Three Months Ended March 31, 2012,		Three Months Ended March 31, 2011
($ in 000’s)	Average	Interest	Average	Interest
Construction, land development and other land	$1,958	$34	$2,140	$10
Commercial real estate	19,449	6	2,220	33
Residential real estate	3,664	—	1,450	—
Commercial and industrial	1,252	2	2,538	41
Consumer	—	—	—	—

Total	$26,323	$42	$8,348	$84

There was no cash-basis interest income recognized during the periods presented above. The gross year-to-date interest income that would have been recorded in the current period had the nonaccrual loans been current in accordance with their original terms was $366,000 for the three months ending March 31, 2012 and $37,000 for the three months ending March 31, 2011.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
($ in 000’s)	Nonaccrual	Over 90 days and accruing
Construction, land development and other land	$610	$—
Commercial real estate	19,101	—
Residential real estate	3,629	—
Commercial and industrial	1,258	—
Consumer	—	—

Total	$24,598	$—

	December 31, 2011
($ in 000’s)	Nonaccrual	Over 90 days and accruing
Construction, land development and other land	$612	$—
Commercial real estate	17,483	—
Residential real estate	3,698	—
Commercial and industrial	2,261	—
Consumer	—	—

Total	$24,054	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
($ in 000’s)	30 to 89 days	Over 90 days	Total Past Due
Construction, land development and other land	$610	$—	$610
Commercial real estate	1,414	564	1,978
Residential real estate	—	—	—
Commercial and industrial	1,015	437	1,452
Consumer	—	—	—

Total	$3,039	$1,001	$4,040

	December 31, 2011
($ in 000’s)	30 to 89 days	Over 90 days	Total Past Due
Construction, land development and other land	$—	$—	$—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Commercial and industrial	1,241	97	1,338
Consumer	—	—	—

Total	$1,241	$97	$1,338

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

As of March 31, 2012 and December 31, 2011, respectively, the risk category, which relate to credit quality indicators, of loans by class of loans, including accrual and non-accrual loans, (net of deferred fees and costs) is as follows:

	March 31, 2012
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total
Construction, land development and other land	$544	$—	$1,564	$—	$2,108
Commercial real estate	32,421	6,610	19,819	—	58,850
Residential real estate	6,362	95	3,632	—	10,089
Commercial and industrial	28,390	635	2,221	59	31,305
Consumer	20	—	1	—	21

Total	$67,737	$7,340	$27,237	$59	$102,373

	December 31, 2011
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total
Construction, land development and other land	$1,556	$—	$1,870	$—	$3,426
Commercial real estate	32,207	6,596	18,219	—	57,022
Residential real estate	2,218	—	3,700	—	5,918
Commercial and industrial	31,994	123	3,169	187	35,472
Consumer	22	—	1	—	23

Total	$67,997	$6,718	$26,959	$187	$101,861

Purchased loans

The Company has purchased loans, for which there was, at acquisition, evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans (including the SBA-guaranteed portions) is as follows:

($ in 000’s)	March 31, 2012	December 31, 2011
Construction, land development and other land	$1,102	$1,412
Commercial real estate	3,486	3,561
Commercial and industrial	1,380	1,599

Total	$5,968	$6,572

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

The performing loans totaled approximately $89.9 million and were marked with a credit discount of $3.6 million and approximately $49,000 of yield discount. In accordance with current accounting pronouncements, the discounts on performing loans are being recognized on a method that approximates a level yield over the expected life of the loan. During the first three months of 2012, approximately $469,000 of yield and credit discount was accreted on these loans.

The loans identified as purchased with credit impairments were approximately $35.6 million as of the acquisition date. A credit discount of approximately $10.9 million was recorded and an additional $576,000 of yield discount was also recorded. The yield discount is being recognized on a method that approximates a level yield over the expected life of the loan. The Company does not accrete the credit discount into income until such time as the loan is removed from the bank. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loan and reduces the risk to the bank such that management believes it would be prudent to start recognizing some of the discount is documented. The credit discount represents approximately 30% of the transaction date value of the credit-impaired loans. During the first three months of 2012, as a result of various loan payoffs, and loan activities, a portion of the credit discount was recognized in earnings.

The following table reflects the discount changes in the purchased credit impaired loan portfolio for the period indicated:

($ in 000’s)	Yield Discount	Credit Discount
Balance, December 31, 2011	$321	$6,165
Accreted to income	(216)	(253)
Loans renegotiated and charge-offs	—	—
Other changes, net	(5)	(2,149)

Balance, March 31, 2012	$100	$3,763

Management does not establish general reserves against purchased credit-impaired loans. In the event that deterioration in the credit is identified subsequent to the date of the discount, additional specific reserves will be created. As of March 31, 2012, no related reserves were added relating to the October 28, 2010 purchased credit-impaired loan portfolio.

Troubled Debt Restructurings:

The Company has allocated $98,000 and $335,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, and December 31, 2011, the aggregate amounts of troubled debt restructurings were $17.2 million and $23 million, respectively. The Company has not committed to lend additional amounts as of March 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2012, the Company had no additional troubled debt restructurings.

For impaired loans, management manually calculates specific reserves. That reserve balance is then compared against the purchase credit impairment balance, and the final specific reserve is then the greater of the two balances. Therefore, doubtful loans may not have a specific reserve where the purchase credit impairment balance is adequate.

The terms of certain other loans were modified during the three month period ending March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2012 of $5.0 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Note 5. GOODWILL AND INTANGIBLES

The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit intangibles. Under ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value-based test. All the goodwill is assigned to one of the operating subsidiaries, Service1st Bank. The Company established October 31 for annual impairment testing of goodwill, or if an event occurs or circumstances change that would more likely than not reduce the fair value of reporting unit. We determine the fair value of our reporting unit and compare it to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform as second step to the impairment test to measure the extent of the impairment.

During the third quarter of 2011, management determined that there was an adverse change in the business climate. This was directly related to the adverse local economy persisting which is continuing to have a meaningful impact on the Bank’s operations, and although the acquisition of the Bank was consummated less than eighteen months ago, it was more likely than not that the fair value of the reporting unit had fallen below its carrying amount. The primary indicator for this decision was the ongoing deterioration of borrowers who can no longer perform under the original terms of the loan agreements. The restructured loans typically require significant reserves or charge-offs based on appraised collateral values that may have declined 50-80% since the inception of the loan resulting in over $8.7 million in provisions for loan losses during 2011. The Company elected to obtain professional assistance in determining the fair value of the reporting unit and if necessary to assist in determining the fair values of all assets and liabilities, any core deposit intangibles and the fair value of the contingent consideration. We determined the fair value of our reporting unit and compared it to its carrying amount and determined that step two of the impairment test should be performed during the third quarter. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows method as well as the guideline change of control transactions method and public company method. The second step of the goodwill impairment test is performed to determine the amount of the goodwill impairment, if any. Step two required us to compute the implied fair value of the reporting unit goodwill and compare it against the actual carrying amount of the reporting unit goodwill. The implied fair value of the reporting unit goodwill was determined in the same manner that goodwill recognized in a business combination is determined. That is, the fair value of the reporting unit was allocated to all of the individual assets and liabilities of the reporting unit, including any unrecognized identifiable intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit determined in the first step was the price paid to acquire the reporting unit. The allocation process is only performed for purposes of testing goodwill for impairment, as the other assets and liabilities are not written up or down, nor is any additional unrecognized identifiable asset recorded as part of this process.

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

The Company has other intangible assets which consist of a core deposit intangible that had, as of March 31, 2012, a remaining average amortization period of approximately nine years.

The following table presents the changes in the carrying amount of the core deposit intangible, gross carrying amount, accumulated amortization, and net book value as of March 31, 2012:

($ in 000’s)	Three Months Ended March 31, 2012
Balance at beginning of period	$670
Amortization expense	23

Balance at end of period	647

Gross carrying amount	$784
Accumulated amortization	(137)

Net book value	$647

Note 6. OTHER REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table presents the changes in other real estate acquired through foreclosure:

($ in 000’s)	Three Months Ended March 31, 2012
Balance, beginning of period	$4,008
Additions	—
Dispositions	—
Valuation adjustments in the period	(117)

Balance, end of period	$3,891

Note 7. DEPOSITS

The composition of deposits is as follows:

($ in 000’s)	March 31, 2012	December 31, 2011
Demand deposits, non-interest bearing	$59,891	$50,488
NOW and money market accounts	38,002	37,306
Savings deposits	892	735
Time certificates, $100 or more	4,631	26,479
Other time certificates	22,559	6,218

Total	$125,975	$121,226

Note 8. STOCK-BASED COMPENSATION

Restricted stock granted to the Company’s Chief Executive Officer and former Chief Financial Officer, restricted stock unit awards made to selected individuals, stock awards made to selected directors and a former director, and the restricted stock options associated with Service1st Bank’s 2007 Stock Option Plan have been fully discussed in the Company’s 2011 Form 10-K. No additional equity awards were made during the first three months of 2012. Total compensation cost that has been charged against income for those programs was approximately $114,000 for the period ended March 31, 2012. There has been no income tax benefit recorded because of the offset in the deferred tax asset valuation allowance. As of March 31, 2012 the aggregate intrinsic value of outstanding and vested stock options is $0.

Note 9. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2012, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2012, Service1st was considered well capitalized under the regulatory framework for prompt corrective action.

Actual capital levels and minimum required levels from March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Regulatory Agreements
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$75,494	72.29%	$8,355	8.00%	$10,444	10.00%	$—	N/A
Service1st Bank	30,398	36.88%	6,593	8.00%	8,242	10.00%	9,890	12.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	74,442	71.28%	4,177	4.00%	6,266	6.00%	—	N/A
Service1st Bank	29,346	35.61%	3,297	4.00%	4,945	6.00%	—	N/A
Tier 1 capital (to average assets)
Consolidated	74,442	37.08%	8,030	4.00%	10,037	5.00%	—	N/A
Service1st Bank	29,346	16.04%	7,320	4.00%	9,149	5.00%	18,299	10.00%

	December 31, 2011
	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Regulatory Agreements
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$76,676	71.58%	$8,569	8.0%	$10,712	10.0%	$—	NA
Service1st Bank	$30,570	29.67%	$8,244	8.0%	$10,305	10.0%	$12,366	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$75,366	70.36%	$4,285	4.0%	$6,427	6.0%	$—	NA
Service1st Bank	$29,260	28.39%	$4.122	4.0%	$6,183	6.0%	$—	NA
Tier 1 capital (to average assets)
Consolidated	$75,366	34.77%	$8,671	4.0%	$10,839	5.0%	$—	NA
Service1st Bank	$29,260	14.42%	$8,119	4.0%	$10,149	5.0%	$20,297	10.0%

During the application process for acquisition of Service1st by WLBC, we made a commitment to the FDIC to maintain the Tier 1 leverage capital ratio of Service1st at 10% or greater until October 28, 2013. The Consent Order that Service1st Bank agreed to in September of 2012, was terminated effective October 31, 2011 and Service1st now has an informal understanding with the FDIC that Service1st must maintain leverage capital of at least 8.5%.

Note 10. LEGAL CONTINGENCIES

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

Overview

Business of WLBC: WLBC became a bank holding company on October 28, 2010 with consummation of the acquisition of Service1st Bank. WLBC currently owns two subsidiaries: Service1st Bank of Nevada (Service1st) and Las Vegas Sunset Properties. WLBC conducts no business activities other than acting as the holding company of Service1st and Las Vegas Sunset Properties.

Service1st is a commercial bank that commenced operations as a financial institution on January 16, 2007. Service1st provides a full range of deposit, lending and other banking services to locally owned businesses, professional firms, individuals and other customers from its headquarters and two retail banking facilities located in the greater Las Vegas area. Services provided include basic commercial and consumer depository services, commercial working capital and equipment loans, commercial real estate loans and other traditional commercial banking services. Service1st relies primarily on locally generated deposits to fund its lending activities. Service1st has two branches located in Las Vegas, Nevada, which accept deposits and grant loans to customers. Most of Service1st’s business is generated in the Nevada market. Service1st is under the supervision of and subject to regulation and examination by the State of Nevada Financial Institutions Division and the FDIC.

WLBC established Las Vegas Sunset Properties in December 2011 for the purpose of owning and managing certain nonperforming and subperforming assets. At a cost of $4 million, Las Vegas Sunset Properties acquired OREO assets with a carrying value of $4 million from Service1st on December 28, 2011. With funds contributed by WLBC, Las Vegas Sunset Properties acquired classified loan interests from Service1st Bank in the first quarter of 2012, paying a total of $18.3 million to Service1st Bank. WLBC believes that assembling OREO and classified loans in a separate, nonbank subsidiary will promote efficient and cost-effective management and ultimate resolution of the assets. Efforts are under way by Las Vegas Sunset Properties to sell the OREO assets, but no sales currently are pending.

As of March 31, 2012, loans secured by real estate constituted 69.43% of WLBC’s loan portfolio. This ratio is calculated by adding together loans secured by real estate at March 31, 2012 (construction, land development and other land loans of $2.1 million, commercial real estate loans of $58.9 million and residential real estate loans of $10.1 million, which total $71.1 million of loans secured by real estate) and dividing this balance by gross loans of $102.3 million at March 31, 2012. WLBC relies on locally-generated deposits to provide WLBC with funds for making loans. The majority of its business is generated in the Nevada market.

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

Summary of results of operations and financial condition

This section of Management’s Discussion and Analysis contains a comparative format for the respective reporting periods of 2012 and 2011.

Results of operations for the three months ended March 31, 2012

For the three months ended March 31, 2012, we had a net loss of $1.1 million or ($0.08) per common share. Our revenue was derived from interest income of $1.7 million and non-interest income of $219,000. Loan interest income comprised 96.36% of the $1.7 million. Our expenses for the three months ended March 31, 2012 were comprised of $2.9 million in non-interest expense, no loan loss provision expense, and $115,000 in interest expense. Non-interest expense is primarily $844,000 in salaries and employee benefits due to financial institutions being people intensive business, $750,000 in legal and professional fees related to SEC filings, and $332,000 in occupancy expense as the company’s locations are leased, $117,000 in OREO property impairment due to an updated appraisal, and $114,000 in stock-based compensation due to previously issued stock awards.

Results of operations for the three months ended March 31, 2011

For the three months ended March 31, 2011, we had a net loss of $409,000 or ($0.03) per common share. Our revenue was derived from interest income of $3.8 million and non-interest income of $121,000. Loan interest income comprised 98.28% of the $3.8 million. Our expenses for the three months ended March 31, 2011 are comprised of $2.9 million in non-interest expense, $1.4 million of loan loss provision expense and $112,000 of interest expense. Non-interest expense is primarily comprised of $935,000 in legal and accounting fees related to SEC filings during the first quarter, $793,000 in salaries and employee benefits due to financial institutions being people intensive business, and $374,000 in occupancy expense as the company’s locations are leased. Provision expense totaled $1.4 million for the quarter due to deterioration of the loan portfolio. Interest expense of $112,000 is primarily attributed to interest paid to customers on interest-bearing deposits.

Net interest income

The following table set forth WLBC’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the periods ended March 31, 2012.

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
($ in 000’s)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
INTEREST EARNING ASSETS:
Certificates of deposit	$—	$—	0.00%	$—	$—	0.00%
Money Market funds	—	—	0.00%	—	—	0.00%
Interest bearing deposits	78,661	50	0.25%	—	—	0.00%
Securities, taxable and other	2,431	12	1.98%	97,992	67	0.27%
Portfolio loans(1)	106,022	1,643	6.22%	105,618	3,782	14.52%

Total interest-earnings assets/interest income	$187,114	1,705	3.65%	$203,610	$3,849	7.67%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	9,825	$—	0.00%	8,427	$—	0.00%
Allowance for loan losses	(2,918)	—	0.00%	(83)	—	0.00%
Other assets	7,369	—	0.00%	14,298	—	0.00%

Total assets	$201,390	$—	0.00%	$226,252	$—	0.00%

LIABILITIES AND STOCKHOLDERS’ EQUITY INTEREST-BEARING LIABILITIES:
Interest checking	$6,419	$5	0.31%	$10,140	$7	0.28%
Money Markets	30,643	46	0.60%	24,825	33	0.54%
Savings	763	1	0.53%	1,177	1	0.34%
Time deposits under $100,000	5,475	11	0.81%	5,244	11	0.85%
Time deposits $100,00 and over	24,799	52	0.84%	31,587	58	0.74%
Short-term borrowings	—	—	—	3,667	2	0.22%

Total interest-bearing liabilities/interest expense	$68,099	$115	0.68%	$76,640	$112	0.59%

NON-INTEREST BEARING LIABILITIES AND STOCKHOLDERS EQUITY:
Non-interest-bearing demand deposits	$56,852	$—	0.00%	53,308	$—	0.00%
Accrued interest on deposits and other liabilities	883	—	0.00%	2,641	—	0.00%

Total liabilities	125,834	—	0.00%	132,589	—	0.00%
Stockholders’ equity	75,556	—	0.00%	93,663	—	0.00%

Total liabilities and stockholders’ equity	$201,390	$—	0.00%	$226,252	$—	0.00%

Net interest income and interest rate spread(2)		$1,590	2.98%		$3,737	7.08%

Net interest margin(3)			3.41%			7.44%

Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	275%			266%

(1)	Average balance includes average nonaccrual loans of approximately $24,598 and $4,205 for 2012, and 2011, respectively.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized and then divided by average interest-earning assets.

Three months ended March 31, 2012

Net interest income was $1.6 million which included approximately $469,000 of loan yield and credit discount accretion. The interest rate spread was 2.98% and net interest margin was 3.41% in the first quarter of 2012. During the first quarter of 2012, WLBC sought to closely manage the rates on its deposit base in order to maintain its net interest income, interest rate spread and net interest margin. Deposits increased $4.8 million from $121.2 million as of December 31, 2011 $126.0 million as of March 31, 2012 due to an effort to bring in customer deposits. Noninterest-bearing deposits showed the largest increase of $9.5 million, total certificates of deposit decreased $5.5 million while interest bearing deposits, which includes NOWs, Money Markets and Savings increased $853,000. Overall rates on deposit accounts approximated 0.68% for the three months ended March 31, 2012, an increase of 0.09% from 0.59% for the three months ended March 31, 2011. This resulted in interest expense increasing $3,000 during the first three months of 2012 resulting in interest expense of $115,000 compared to interest expense of $112,000 for the first three months of 2011. WLBC increased cash and cash equivalents during the first quarter of 2011 by $3.5 million while the investment securities portfolio decreased by $196,000. (Cash and cash equivalents consist of cash and amounts due from banks, federal funds sold and certificates of deposits with original maturities of three months or less.)

Net interest income was negatively impacted in the first quarter of 2012 by a reduction in loan discount accretion. This resulted from three large credits paying off during the first three months of 2011. This activity did not reoccur during the first three months of 2012. A total of $2.2 million in loan discount was accreted into interest income in first quarter 2011, while only $469,000 of loan yield and credit discount was accreted into interest income in 2012. Interest-bearing transactional deposits decreased $4.7 million, from the $70.7 million as of December 31, 2011 to $66.0 million as of March 31, 2012 primarily due to low interest rates offered on certificates of deposits. During the first three months of 2012, certificates of deposits decreased $5.5 million. The overall yield on interest bearing deposits was 0.68% as of March 31, 2012. As of March 31, 2012 the ratio of non-interest bearing to total deposits was 47.54%.

Three months ended March 31, 2011

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

Net interest income was positively impacted in the first quarter of 2011 by a reduction in interest expense. Interest-bearing transactional deposits decreased $17.0 million, from the $57.8 million as of December 31, 2010 to $40.8 million as of March 31, 2011 primarily due to $23.5 million of interest-bearing deposits that the FDIC deemed to be brokered deposits being eliminated on January 4, 2011. The overall yield on interest-bearing deposits was 0.61% as of March 31, 2011. In addition, WLBC continues to maintain a ratio of non-interest bearing deposit levels to total deposits of 40%; as of March 31, 2011 the ratio of non-interest bearing to total deposits was 39.33%.

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

Provision for loan losses

There was no provision for loan losses for the quarter ending March 31, 2012. The provision for loan losses was $1.4 million for the first three months of 2011. During the first three months of 2012, the loan portfolio had showed evidence of stabilization which was supported by the fact that there were no additional classified or non-performing loans being added to the portfolio. The qualitative factors used in allowance for loan and lease (ALLL) model to determine the amount of provision expense needed were reflective of this fact as well as local and western region economic trends. Contrast this with the first three months of 2011, where the loan portfolio showed evidence of deterioration which was the result of continued erosion of appraised values which led to approximately $505,000 in specific reserves. The provision for loan losses is reflected as a charge against earnings. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in WLBC’s judgment, is adequate to absorb probable incurred loan losses inherent in the loan portfolio. The amount of the provision for loan losses in any year is affected by reductions to the allowance in the year resulting from charged-off loans and increases to the allowance in the year as a result of recoveries from charged-off loans. In addition, changes in the size of the loan portfolio and the recognition of changes in current risk factors affect the amount of the provision.

Non-interest income

Non-interest income primarily consists of loan documentation and late fees, service charges on deposits, other fees such as wire, and ATM fees.

	Three Months Ended	Three Months Ended
($ in 000’s)	March 31, 2012	March 31, 2011
Service charge income	$70	$78
Loan and Late fees	7	8
Other non-interest income	149	43

	$219	$121

Three months ended March 31, 2012

Non-interest income increased by $98,000 for the three months ended March 31, 2012, from $121,000 for the three months ended March 31, 2011 compared to $219,000 for the three months ended March 31, 2012. This revenue is primarily attributable to $58,000 in OREO income from the operations of an OREO property in Southern Nevada.

Three months ended March 31, 2011

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

Non-interest expense

The following table sets forth the principal elements of non-interest expenses for periods ending March 31, 2012 and 2011.

	Three Months Ended
($ in 000’s)	March 31, 2012	March 31, 2011
Salaries and employee benefits	$844	$793
Occupancy, equipment and depreciation	332	374
Computer service charges	78	77
Federal deposit insurance	134	152
Legal and professional fees	750	936
Advertising and business development	29	20
Insurance	72	71
Telephone	18	26
Printing and supplies	27	142
Directors fees	56	49
Stock-based compensation	114	141
Provision for unfunded commitments	—	(133)
OREO property impairment	117	—
Other	299	254

Total	$2,870	$2,902

Three months ended March 31, 2012

Non-interest expense totaled $2.9 million for the three months ended March 31, 2012 compared to $2.9 million for the three months ended March 31, 2011. Salaries and employee benefits grew $51,000 from $793,000 for the three months ended March 31, 2011, to $844,000 for the three months ended March 31, 2012 due to deferred salaries decreasing $43,000 from $123,000 for the three months ended March 31, 2011 to $80,000 for the three months ended March 31, 2012. Deferred salaries is a contra expense account which offsets a portion of salaries and benefits expense associated with the bank originating a loan for a customer. Since it is a contra account the credit balance in this account actually decreases salary and benefits expense. Thus, the larger the balance, as was the case in 2011, the lower salaries and benefits expense will be. In comparing the three months ended March 31, 2012 to March 31, 2011, occupancy decreased $42,000 primarily due to the renegotiation of the lease rates for one of the branches, legal and professional fees decreased $186,000 due to the continued effort to reduce overhead costs associated with SEC filings, printing and supplies expense decreased $115,000, from $142,000 for the three months ended March 31, 2011 to $27,000 for the three months ended March 31, 2012, due to management’s continued focus to decrease printing expenses whenever possible while other expenses increased $129,000, primarily from unfunded commitments expense. During the first three months of 2011, unfunded commitments expense had a reversal of $133,000 as the balance was determined to be overfunded. During 1st quarter 2012 unfunded commitments required no additional monies as it was deemed adequate by management, so no additional expense was taken. As a result, unfunded commitment expense increased $133,000 from prior year, as the reversals that were posted in prior year were not repeated during the first three months of 2012. Unfunded commitments are for lines of credit, committed to, by the bank for various borrowers which are not fully funded. Unfunded commitments are monies set aside to cover potential loss from those unfunded balances on the lines of credit.

Three months ended March 31, 2011

Non-interest expense totaled $2.9 million for the three months ended March 31, 2011. Total non-interest expense went from $1.8 million for the three months ended March 31, 2010 to $6.3 million for the three months ended December 31, 2010. Professional fees, which includes legal, accounting, and consultant expenses grew, from $855,000 for the three months ended March 31, 2010, to $1.2 million for the three months ended December 31, 2010, and then slightly decreased to $936,000 for the three months ended March 31, 2011. These expenses were attributed to WLBC’s acquisition of Service1st as well as required SEC filings.

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

Financial condition

Assets

Total assets were at $202.0 million as of March 31, 2012, an increase of $3.7 million, from $198.3 million as of December 31, 2011. The increase was principally attributable to two categories of assets. Cash and cash equivalents increased $3.5 million and loans increased $800,000.

Cash and cash equivalents

Cash and cash equivalents consist of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less. Cash and cash equivalents totaled $92.9 million at March 31, 2012 and $89.4 million at December 31, 2011. Cash and cash equivalents are managed based upon liquidity needs, investment opportunities and risk-adjusted returns on any investments. The current low yield on investment securities coupled with the market risk warrants keeping funds in the most secure opportunities in management’s view. Immediate liquidity allows funding of high quality loans when available.

During the third quarter of 2011, management elected to move the majority of its funds from U.S. Treasury money market funds to a non-interest bearing deposit account at Service1st Bank. This action allows the bank to earn approximately 25 bps at the Federal Reserve Bank and provides protection against market risk on U.S. Treasury debt should additional credit rating downgrades begin to adversely impact treasury obligations. In addition, the funds in non-interest bearing accounts are fully insured by the FDIC until December 31, 2013. The nominal rate of 25 basis points is significantly above the dividend income from the U.S. Treasury money market funds.

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

WLBC’s investment portfolio is currently composed primarily of: (i) U.S. Government Agency securities; (ii) investment grade corporate debt securities; and (iii) collateralized mortgage obligations. At March 31, 2012, investment securities totaled $2.3 million, a decrease of $200,000, compared with $2.5 million at December 31, 2011.

WLBC has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans

Gross loans, net of deferred fees and the allowance for loan losses, increased $800,000 from $98.9 million as of December 31, 2011 to $99.7 million as of March 31, 2012, primarily as a result of $6.3 million in new loans less $5.5 million in payoffs and paydowns.

Residential real estate increased $5.4 million, from $4.2 million as of December 31, 2011 to $10.1 million as of March 31, 2012 primarily due to the two new loans; the first loan for $4.7 million, the second for $700,000.

Commercial real estate increased $700,000; from $58.2 million as of December 31, 2011 to $58.9 million as of March 31, 2012 primarily due to a $600,000 loan being reclassified and two new loans for $100,000.

Construction, land development and other land loans decreased $1.3 million, from $3.4 million as of December 31, 2011 to $2.1 million as of March 31, 2012 primarily due to a $1.0 million loan being reclassified as a commercial and industrial loan and pay downs of $300,000.

Commercial and industrial loans decreased $5.1 million primarily due to a $600,000 loan being reclassified as commercial real estate, and payoffs and pay downs of $4.5 million.

The following table summarizes nonperforming assets by category including loans purchased with credit impairment with no contractual interest being reported.

($ in 000’s)	March 31, 2012	December 31, 2011
Nonaccrual loans:
Loans Secured by Real Estate:
Construction, land development and other land loans	$610	$612
Commercial real estate	19,102	17,483
Residential real estate (1-4 family)	3,629	3,698

Total loans secured by real estate	23,341	21,793
Commercial and industrial	1,257	2,261
Consumer	—	—

Total nonaccrual loans	$24,598	$24,054
Past due (›90 days) loans and accruing interest:
Loans Secured by Real Estate:
Construction, land development and other land loans	$—	$—
Commercial real estate	—	—
Residential real estate (1-4 family)	—	—
Total loans secured by real estate	—	—
Commercial and industrial	—	—
Consumer	—	—
Total past due loans accruing interest	—	—

Total nonperforming loans(1)	$24,598	$24,054
Other real estate owned (OREO)	3,891	4,008

Total nonperforming assets	$28,489	$28,062

Restructured loans (still on accrual)(1)	$1,902	$1,944

Non-Performing loans as a percentage of total portfolio loans	24.03%	23.61%
Non-Performing loans as a percentage of total assets	12.18%	12.13%
Allowance for loan losses as a percentage of nonperforming loans	10.92%	12.14%

(1)	There are no nonperforming restructured loans that have not already been presented in nonaccrual. Certain loans that have demonstrated compliance with the restructured loan terms for more than six months have been returned to performing status as a result of the sustained performance.

Other real estate owned

Other real estate owned (OREO) decreased $117,000 from $4.0 million as of December 31, 2011 to $3.9 million as of March 31, 2012 as the result of an updated appraisal in the first quarter 2012.

Deposits

WLBC’s deposit activities are based in Nevada and primarily generated from this local area. Deposits have historically been the primary source for funding asset growth. As of March 31, 2012 the company has no brokered deposits.

Deposits increased by $4.8 million from $121.2 million as of December 31, 2011 to $126.0 million as of March 31, 2012 due to an effort to bring in customer deposits. Noninterest-bearing deposits showed the largest increase of $9.4 million while total certificates of deposit decreased $5.5 million and interest-bearing deposits increased $910,000. Overall rates on deposit accounts approximated 0.68% for the three months ended March 31, 2012 which resulted in interest expense totaling $115,000.

Capital resources

The current and projected capital position of WLBC and the impact of capital plans on long term strategies are reviewed regularly by management. WLBC’s capital position represents the level of capital available to support continuing operations and expansion.

Service1st is subject to certain regulatory capital requirements mandated by the FDIC and generally applicable to all banks in the United States. Failure to meet minimum capital requirements can result in restrictions on activities (including restrictions on the rates paid on deposits), and otherwise may cause federal or state bank regulators to initiate enforcement and/or other action. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet item as calculated under regulatory accounting practices. Service1st’s capital amounts and classifications are also subject to qualitative judgments by the FDIC about components, risk weightings and other factors. Service1st has an informal understanding with the FDIC and with the Nevada FID that Service1st will maintain its Tier 1 capital in such an amount to ensure that its leverage ratio equals or exceeds 8.5%. In addition, during the application process for WLBC’s acquisition of Service1st, WLBC committed to the FDIC that until October 28, 2013 WLBC will maintain Tier 1 leverage capital of at least 10% at Service1st Bank. We also assured the FDIC that Service1st would not seek to grow by acquisition until Service1st is restored to a satisfactory condition, and that Service1st would not deviate materially from its business plan without advance approval of the FDIC and to the State of Nevada Financial Institutions Division.

Liquidity and asset/liability management

Liquidity management refers to WLBC’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to WLBC’s liquidity position. Lines of credit with the regional Federal Reserve Bank, FHLB, and Pacific Coast Bankers Bank, as well as short term investments, increases in deposits and loan repayments all contribute to liquidity while loan funding, investing and deposit withdrawals decrease liquidity. WLBC assesses the likelihood of projected funding requirements by reviewing current and forecasted economic conditions and individual client funding needs.

WLBC’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondents and the Federal Reserve Bank, unpledged security investments and lines of credit with the Pacific Coast Bankers’ Bank, Federal Reserve Bank of San Francisco and FHLB of San Francisco. For the period ended March 31, 2012, WLBC had approximately $92.9 million in cash and cash equivalents. In addition, WLBC had $800,000 in unpledged security investments, of which $300,000 is classified as available for sale, while the remaining $500,000 is classified as held to maturity. WLBC also has a $1.4 million collateralized line of credit with the Federal Reserve Bank of San Francisco and a $20.3 million collateralized line of credit with the Federal Home Loan Bank of San Francisco. In addition, an unsecured “Fed Funds” facility with Pacific Coast Bankers’ Bank in the amount of $5.0 million was established in June 2011. As of March 31, 2012, all of the lines have a zero balance.

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

($ in 000’s)	March 31, 2012	December 31, 2011
Commitments to extend credit	$21,764	$19,069
Standby commercial letters of credit	$44	$644

WLBC maintains an allowance for unfunded commitments, based on the level and quality of WLBC’s undisbursed loan funds, which comprises the majority of WLBC’s off-balance sheet risk. For the periods ended March 31, 2012 and December 31 2011, respectively, the allowance for unfunded commitments was approximately $115,000, and $115,000, respectively.

Application of critical accounting policies and estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the disclosure of contingent assets and liabilities in the financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. On an on-going basis, management evaluates its estimates and judgments, including those related to allowances for loan losses, bad debts, and investments, financing operations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual amounts and results could differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2011 Annual Report Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes to the critical accounting policies listed in the Company’s 2011 Annual Report Form 10-K during 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. There have been no material changes in market risk as of March 31, 2012 to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than as set forth below, as of March 31, 2012, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Numbers of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	112,271	2.47	112,271	$277,141
November 1-30, 2011	2,716	2.71	2,716	$7,364
December 1-31, 2011	820,000	2.5	820,000	$2,074,600
January 1, 2012-March 31, 2012	0	0	0	0

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.16*+	Employment Agreement, dated as of November 30, 2007, by and between Service1st Bank of Nevada and Patricia A. Ochal.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
+	filled herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN LIBERTY BANCORP

/s/ WILLIAM E. MARTIN
Name:	William E. Martin
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012

WESTERN LIBERTY BANCORP

/s/ WILLIAM E. MARTIN
Name:	William E. Martin
Title:	Acting Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2012