Form 10-Q
period 2012-06-30
WESTERN LIBERTY BANCORP
filed 2012-08-14
CIK 1406251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 10, 2012, the registrant had 13,466,536 shares of its common stock, par value $0.0001 per share, outstanding.

WESTERN LIBERTY BANCORP

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in 000’s except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$8,799	$11,227
Money market funds	100	100
Interest-bearing deposits in banks	76,193	78,026

Cash and cash equivalents	85,092	89,353
Certificates of Deposit	1,988	—
Securities, available for sale	250	472
Securities, held to maturity (fair value of $472 and $2,035, respectively)	463	2,031
Loans, net of allowance ($2,645 and $2,919 respectively)	102,192	98,942
Premises and equipment, net	584	818
Other real estate owned, net	5,820	4,008
Other intangibles, net	624	670
Accrued interest receivable and other assets	1,699	1,996

Total assets	$198,712	$198,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$59,801	$50,488
Interest bearing	64,449	70,738

Total deposits	124,250	121,226
Accrued interest payable and other liabilities	750	1,023

Total liabilities	125,000	122,249
Stockholders’ Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,088,024 issued and 13,466,536 outstanding.	1	1
Additional paid-in capital	118,068	117,846
Accumulated deficit	(40,263)	(37,717)
Treasury stock, at cost, 1,621,488 shares	(4,094)	(4,094)
Accumulated other comprehensive income net	—	5

Total stockholders’ equity	73,712	76,041

Total liabilities and stockholders’ equity	$198,712	$198,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)

For the Three and Six Months Ended June 30, 2012 and 2011

($ in 000’s except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest and dividend income:
Loans, including fees	$1,285	$2,018	$2,928	$5,800
Securities, taxable and other	60	68	122	134

Total interest and dividend income	1,345	2,086	3,050	5,934

Interest expense:
Deposits	100	127	215	239

Total interest expense	100	127	215	239

Net interest income	1,245	1,959	2,835	5,695
Provision for loan losses:	319	4,348	319	5,712

Net interest income after provision for loan losses	926	(2,389)	2,516	(17)

Non-interest income:
Service charges	69	78	139	156
Other	51	114	200	157

Total non-interest income	120	192	339	313

Non-interest expense:
Salaries and employee benefits	789	765	1,633	1,558
Occupancy, equipment and depreciation	431	374	763	748
Computer service charges	77	74	155	151
Federal deposit insurance	136	129	270	281
Legal and professional fees	402	520	1,152	1,455
Advertising and business development	16	48	45	68
Insurance	74	67	146	138
Telephone	17	17	35	43
Printing and supplies	50	87	77	229
Director fees	57	49	113	98
Stock-based compensation	108	138	222	280
Provision for unfunded commitments	3	(203)	3	(336)
OREO Property Impairment	83	—	200	—
Other	288	334	587	588

Total non-interest expense	2,531	2,399	5,401	5,301

Net income/(loss)	$(1,485)	$(4,596)	$(2,546)	$(5,005)

Earnings/Loss Per Share
Basic earnings/(loss) per common share	$(0.11)	$(0.30)	$(0.19)	$(0.33)

Diluted earnings/(loss) per common share	$(0.11)	$(0.30)	$(0.19)	$(0.33)

Weighted average common shares outstanding - basic	13,466,536	15,088,024	13,466,536	15,088,024

Weighted average common shares outstanding - diluted	13,466,536	15,088,024	13,466,536	15,088,024

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gain/(loss) arising during the period	$4	$(2)	$5	$(5)
Total other comprehensive income / (loss)	4	(2)	5	(5)

Comprehensive income / (loss)	(1,481)	(4,598)	(2,541)	(5,010)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2012

($ in 000’s)

	Comprehensive Loss	Common Stock issued		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
		Shares Amounts
Balance, December 31, 2011		13,466,536	$1	$117,846	$(37,717)	$5	$(4,094)	$76,041
Stock-based compensation		—	—	222	—	—	—	222
Net loss	$(2,546)	—	—	—	(2,546)	—	—	(2,551)
Unrealized gain/loss on securities available for sale	—	—	—	—	—	(5)	—	—

Balance, June 30, 2012	$(2,546)	13,466,536	$1	$118,068	$(40,263)	$—	$(4,094)	$73,712

WESTERN LIBERTY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2012 and 2011

($ in 000’s)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash flow from operating activities:
Net loss	$(2,546)	$(5,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	222	280
Accretion of loan discount, net	(622)	(2,800)
Amortization of core deposit intangible	46	49
Provision for loan losses	319	5,712
Depreciation of premises and equipment	237	215
Amortization of securities premiums/discounts, net	21	123
Amortization of lease liability	(34)	—
Oreo property impairment	200	—
Decrease (increase) in OREO	—	—
Gain on disposition of other real estate owned	(32)	(33)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	322	767
(Decrease) increase in accrued interest payable and other liabilities	(239)	(772)

Net cash used in operating activities	(2,106)	(1,464)

Cash flow from investing activities:
Purchases of certificates of deposit	(1,988)	—
Proceeds from maturities of certificates of deposit	—	22,694
Proceeds from principal paydowns of securities available for sale	217	961
Proceeds from maturities of securities held to maturity	1,500	1,500
Proceeds from principal paydowns of securities held to maturity	21	28
Purchase of premises and equipment	(3)	—
Proceeds from disposition of other real estate owned	435	1,037
Net (increase) decrease in loans	(5,361)	4,144

Net cash provided by (used in) investing activities	(5,361)	30,364

Cash flow from financing activities:
Net increase (decrease) in deposits	3,024	(28,701)

Net cash provided by (used in) financing activities	3,024	(28,701)

Net (decrease) in cash and cash equivalents	(4,261)	199
Cash and cash equivalents, beginning of period	89,353	103,227

Cash and cash equivalents, end of period	$85,092	$103,426

Supplemental disclosures of cash flow information:
Interest paid on deposits and other borrowed funds	$234	$227

Supplemental disclosure of noncash investing and financing activities:
Transfers of loans to other real estate owned	$2,415	$2,038

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

Las Vegas Sunset Properties was established in 2011 for the purpose of owning and managing certain nonperforming and subperforming assets. As of June 30, 2012, certain OREO assets (originally owned by Service 1st) with a carrying value of $5.8 million have been acquired by this subsidiary. By using funds contributed to it from Western Liberty Bancorp, Las Vegas Sunset Properties currently holds interests in a total of 16 classified loan assets, with a carrying value of approximately $18.8 million. The holding company believes that assembling OREO and classified loans in a separate, nonbank subsidiary will promote efficient and cost-effective management and ultimate resolution of the assets.

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

At June 30, 2012, the Company is required to maintain balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $5.5 million.

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

Accrued interest receivable and other assets

Accrued interest receivable and other assets include prepaid expenses. Prepaid assets are amortized over the terms of the agreements. As of June 30, 2012, the Company has prepaid approximately $271,000 or approximately 1 year, of its FDIC insurance premiums which will be amortized through 2012.

The Company, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB of an amount pursuant to the agreement with the FHLB. These investments are recorded at cost since no ready market exists for them, and they have no quoted market value. As of June 30, 2012, the Company’s investment in the FHLB was $547,000 which is included in other assets.

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

.

Recently Issued Accounting Standards

Adoption of New Accounting Standards:

Effective January 2012, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03). ASU 2011-03 is intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations.

The guidance in ASU 2011-03 was effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

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

	Fair Value Measurements at June 30, 2012
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available for Sale
U.S. Agencies	$250	$—	$250	$—

	$250	$—	$250	$—

There were no transfers between levels during 2012.

	Fair Value Measurements at December 31, 2011
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available for Sale
U.S. Agencies	$253	$—	$253	$—
Collateralized Mortgage Obligation Securities-commercial	$219	$—	$219	$—

	$472	$—	$472	$—

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

	Fair Value Measurements at June 30, 2012
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Construction, land development and other land	$1,736	$—	$—	$1,736
Commercial real estate	17,940	—	—	17,940
Residential real estate	3,594	—	—	3,594
Commercial and Industrial	5,266	—	—	5,266
Other Real Estate Owned
Construction, land development and other land	1,669	—	—	1,669
Commercial real estate	4,150	—	—	4,150

	$34,355	$—	$—	$34,355

	Fair Value Measurements at December 31, 2011
($ in 000’s) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Construction, land development and other land	$2,113	$—	$—	$2,113
Commercial real estate	18,221	—	—	18,221
Residential real estate	3,698	—	—	3,698
Commercial and Industrial	2,312	—	—	2,312
Other Real Estate Owned
Construction, land development and other land	2,230	—	—	2,230
Commercial real estate	1,778	—	—	1,778

	$30,352	$—	$—	$30,352

Impaired loans that are measured for impairment using the fair value of the collateral for collateral-dependent loans had a principal balance of $28.5 million, with no valuation allowance at June 30, 2012, resulting in additional provision of zero for loan losses for the three and six months ended June 30, 2012. At December 31, 2011, impaired loans had a principal balance of $27.8 million with a valuation allowance of $335,000. For the three and six months ended June 30, 2011 there was $1.4 and $3.3 million respectively in additional provision for loans.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $5.8 million which is made up of the outstanding balance of $5.8 million, net of a valuation allowance of $200,000 for the six months ended June 30, 2012, including in an expense of $83,000 and $200,000 for the three and six months ended June 30, 2012. At December 31, 2011, other real estate owned had a net carrying amount of $4.0 million, and net of a valuation allowance of zero. For the three and six months ended June 30, 2011 there was no additional valuation allowances for these properties.

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Construction, land development and other land	$1,736	Sales comparison approach	Adjustment by management determined to reflect current conditions	0%
Commercial real estate	$17,940	Sales comparison approach	Adjustment by management determined to reflect current conditions	-6% to 13% (4%)
Residential real estate	$3,594	Sales comparison approach	Adjustment by management determined to reflect current conditions	0%
Commercial and Industrial	$5,266	Sales comparison approach	Adjustment by management determined to reflect current conditions	0%
Other Real Estate Loans
Other real estate owned - Construction and Land Development	$1,669	Sales comparison approach	Adjustment by management determined to reflect current conditions	0%
Other real estate owned - residential and commercial	$4,150	Sales comparison approach	Adjustment by management determined to reflect current conditions	-4% to 9% (3%)

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on the least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The carrying amounts and estimated fair values of financial instruments, at June, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements for the six months ended June 30, 2012
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash, due from banks, federal funds sold and money market investments	$85,092	$8,799	$76,293	$—	$85,092
Certificates of Deposit	1,988	—	1,988	—	1,988
Securities available-for-sale	250	—	250	—	250
Securities held-to-maturity	463	—	472	—	472
Federal Home Loan Bank stock	520	—	—	—	N/A
Loans, net	102,192	—	—	101,887	101,887
Accrued interest receivable	243	15	228	—	243
Financial liabilities
Deposits	124,250	101,939	22,284	—	124,223
Accrued interest payable	22	3	19	—	22

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets
Cash, due from banks, federal funds sold and money market investments	$89,353	$89,353
Securities available-for-sale	472	472
Securities held-to-maturity	2,031	2,035
Federal Home Loan Bank stock	574	N/A
Loans, net	98,942	97,857
Accrued interest receivable	243	243
Financial liabilities
Deposits	121,226	121,226
Accrued interest payable	41	41

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

(c) Loans

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

Note 3. SECURITIES

Carrying amounts and fair values of investment securities at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012
($ in 000’s) Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Agencies	$250	$—	$—	$250

	$250	$—	$—	$250

($ in 000’s) Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Small Business Administration Loan Pools	463	9	$—	472

	$463	$9	$—	$472

	December 31, 2011
($ in 000’s) Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agencies	$250	$3	$—	$253
Collateralized Mortgage Obligation Securities-commercial	217	2	—	219

	$467	$5	$—	$472

($ in 000’s) Securities Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Corporate Debt Securities	$1,520	$—	$(1)	$1,519
Small Business Administration Loan Pools	511	5	—	516

	$2,031	$5	$(1)	$2,035

There have been no sales of securities or gross realized gains or losses in any of the periods presented.

As of June 30, 2012 and December 31, 2011, none and $1.5 million, respectively, were pledged for various purposes as required or permitted by law.

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

As of December 31, 2011, one debt security had unrealized losses with aggregate degradation of 0.07% relating primarily to fluctuations in the current interest rate environment and other factors, but did represent realized losses. As of June 30, 2012 and December 31, 2011 there are no securities that have been determined to be other-than-temporarily-impaired (OTTI).

The amortized cost and fair value of securities as of June 30, 2012 by contractual maturities are shown below. The maturities of small business administration loan pools differ from their contractual maturities because the loans underlying the securities may be repaid without penalties; therefore, these securities are listed separately in the maturity summary.

($ in 000’s)	Amortized Cost	Fair Value
Securities available for sale
Due in one year or less	$—	$—
Due in one to five years	250	250

	$250	$250

($ in 000’s)	Amortized Cost	Fair Value
Securities held to maturity
Due in one year or less	$3	$3
Small Business Administration loan pools	460	469

	$463	$472

Note 4. LOANS

Loans at June 30, 2012 and December 31, 2011 were as follows:

($ in 000’s)	June 30, 2012	December 31, 2011
Construction, land development and other land	$2,742	$3,417
Commercial real estate	58,960	58,252
Residential real estate	10,488	4,704
Commercial and industrial	32,585	35,417
Consumer	16	30
Plus: net deferred loan costs	46	41

	104,837	101,861
Less: allowance for loan losses	(2,645)	(2,919)

	$102,192	$98,942

Activity in the allowance for loan losses in the three and six months ended June 30, 2012 were as follows:

Three months ended ($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
Beginning balance, March 31, 2012	$2,232	$219	$19	$—	$217	$2,687
Provision for loan losses	(637)	925	133	—	(102)	319
Recoveries	121	—	—	—	—	121
Loan charge-offs	(482)	—	—	—	—	(482)

Balance, June 30, 2012	$1,234	$1,144	$152	$—	$115	$2,645

Six months ended ($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
Beginning balance, December 31, 2011	$2,270	$422	$19	$—	$208	$2,919
Provision for loan losses	(637)	925	133	—	(102)	319
Recoveries	126	—	—	—	9	135
Loan charge-offs	(525)	(203)	—	—	—	(728

Balance, June 30, 2012	$1,234	$1,144	$152	$—	$115	$2,645

Activity in the allowance for loan losses in the three and six months ended June 30, 2011 were as follows:

Three months ended ($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
Beginning balance, March 31, 2011	$548	$425	$136	$1	$180	$1,290
Provision for loan losses	2,103	2,079	(133)	—	295	4,344
Recoveries	1	—	4	—	—	5
Loan charge-offs	(1,235)	—	—	—	—	(1,235)

Balance, June 30, 2011	$1,417	$2,504	$7	$1	$475	$4,404

Six months ended ($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
Beginning balance, December 31, 2010	$36	$—	$—	$—	$—	$36
Provision for loan losses	2,615	2,504	3	1	589	5,712
Recoveries	1	—	4	—	—	5
Loan charge-offs	(1,235)	—	—	—	(114)	(1,349)

Balance, June 30, 2011	$1,417	$2,504	$7	$1	$475	$4,044

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011:

($ in 000’s)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction, Land Development, Other Land	Total
June 30, 2012
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,260	1,118	152	—	115	2,645
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$1,260	$1,118	$152	$—	$115	$2,645

Loans:
Loans individually evaluated for impairment	$3,948	$14,520	$3,594	$1	$656	$22,719
Loans collectively evaluated for impairment	27,372	41,010	6,884	16	1,020	76,302
Loans acquired with deteriorated credit quality	1,318	3,418	—	—	1,080	5,816

Total ending loans balance	$32,658	$58,948	$10,478	$17	$2,756	$104,837

December 31, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$335	$—	$—	$—	$—	$335
Collectively evaluated for impairment	1,935	422	19	—	208	2,584
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$2,270	$422	$19	$—	$208	2,919

Loans:
Loans individually evaluated for impairment	$1,820	$16,480	$3,700	$1	$710	$22,711
Loans collectively evaluated for impairment	32,053	38,188	1,011	22	1,304	72,578
Loans acquired with deteriorated credit quality	1,599	3,561	—	—	1,412	6,572

Total ending loans balance	$35,472	$58,229	$4,711	$23	$3,426	$101,861

June 30, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3	$2,217	$—	$—	$—	$2,220
Collectively evaluated for impairment	789	165	7	1	121	1,083
Acquired with deteriorated credit quality	625	122	—	—	354	1,101

Total ending allowance balance	$1,417	$2,504	$7	$1	$475	$4,404

Loans:
Loans individually evaluated for impairment	$41	$7,645	$2,979	$—	$850	$11,515
Loans collectively evaluated for impairment	34,744	42,250	1,724	104	1,313	80,135
Loans acquired with deteriorated credit quality	3,551	4,376	—	—	1,956	9,883

Total ending loans balance	$38,336	$54,271	$4,703	$104	$4,119	$101,533

The impaired balance is the recorded investment, which represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2012 and December 31, 2011 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.

Impaired loan details as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
($ in 000’s)	Unpaid Principal Balance	Recorded Investment	%	Percent of Total Loans	Reserve Balance	%	Percent of Total Allowance
Construction, land development and other loans	$2,439	$1,736	6.08%	1.66%	$—	0.00%	0.00%
Commercial real estate	20,758	17,939	62.87%	17.12%	—	0.00%	0.00%
Residential real estate (1-4 family)	3,639	3,594	12.59%	3.43%	—	0.00%	0.00%
Commercial and industrial	5,871	5,266	18.54%	5.03%	—	0.00%	0.00%
Consumer	—	—	0.00%	0.00%	—	0.00%	0.00%

Total impaired loans	$32,707	$28,535	100.00%	27.23%	$—	0.00%	0.00%

	December 31, 2011
($ in 000’s)	Unpaid Principal Balance	Recorded Investment	%	Percent of Total Loans	Reserve Balance	%	Percent of Total Allowance
Construction, land development and other land loans	$3,587	$2,122	7.25%	2.08%	$—	0.00%	0.00%
Commercial real estate	24,102	20,041	68.44%	19.67%	—	0.00%	0.00%
Residential real estate (1-4 family)	3,786	3,700	12.64%	3.63%	—	0.00%	0.00%
Commercial and industrial	4,677	3,419	11.68%	3.36%	335	100.00%	11.48%
Consumer	—	—	0.00%	0.00%	—	0.00%	0.00%

Total	$36,152	$29,283	100.00%	28.75%	$335	100.00%	11.48%

	June 30, 2011
($ in 000’s)	Unpaid Principal Balance	Recorded Investment	%	Percent of Total Loans	Reserve Balance	%	Percent of Total Allowance
Construction, land development and other loans	$4,279	$2,806	13.11%	2.76%	$354	10.66%	8.04%
Commercial real estate	15,664	12,021	56.18%	11.84%	2,339	70.43%	53.11%
Residential real estate (1-4 family)	3,068	2,979	13.92%	2.93%	—	0.00%	0.00%
Commercial and industrial	5,660	3,592	16.79%	3.54%	628	18.91%	14.26%
Consumer	—	—	0.00%	0.00%	—	0.00%	0.00%

Total impaired loans	$28,671	$21,398	100.00%	21.07%	$3,321	0.00%	75.41%

The following table depicts the average impaired loan balances, and the interest income recognized during impairment:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
($ in 000’s)	Average	Interest	Average	Interest	Average	Interest	Average	Interest
Construction, land development and other land	$2,154	$31	$3,363	$44	$2,039	$66	$3,298	$34
Commercial real estate	19,783	36	8,437	110	20,355	51	11,833	77
Residential real estate	3,639	8	2,941	43	3,610	8	2,961	43
Commercial and industrial	1,626	2	3,958	92	4,810	4	4,042	54
Consumer	—	—	—	—	—	—	—	—

Total	$27,202	$77	$18,690	$289	$30,814	$129	22,134	$208

There was no cash-basis interest income recognized during the periods presented above. The gross year-to-date interest income that would have been recorded in the current period had the nonaccrual loans been current in accordance with their original terms was $90,000 for the six months ending June 30, 2012 and $289,480 for the six months ending June 30, 2011.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
($ in 000’s)	Nonaccrual	Over 90 days and accruing
Construction, land development and other land	$610	$—
Commercial real estate	16,009	—
Residential real estate	781	—
Commercial and industrial	3,273	—
Consumer	—	—

Total	$20,673	$—

	December 31, 2011
($ in 000’s)	Nonaccrual	Over 90 days and accruing
Construction, land development and other land	$612	$—
Commercial real estate	17,483	—
Residential real estate	3,698	—
Commercial and industrial	2,261	—
Consumer	—	—

Total	$24,054	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011, respectively:

($ in 000’s)	June 30, 2012
	30 to 89 days	Over 90 days	Total Past Due
Construction, land development and other land	$—	$610	$610
Commercial real estate	—	—	—
Residential real estate	—	—	—
Commercial and industrial	2,026	—	2,026
Consumer	—	—	—

Total	$2,026	$610	$2,636

($ in 000’s)	December 31, 2011
	30 to 89 days	Over 90 days	Total Past Due
Construction, land development and other land	$—	$—	$—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Commercial and industrial	1,241	97	1,338
Consumer	—	—	—

Total	$1,241	$97	$1,338

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

As of June 30, 2012 and December 31, 2011, respectively, the risk category, which relate to credit quality indicators, of loans by class of loans, including accrual and non-accrual loans, (net of deferred fees and costs) is as follows:

	June 30, 2012
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total
Construction, land development and other land	$1,221	$—	$1,535	$—	$2,756
Commercial real estate	34,808	6,607	17,530	—	58,945
Residential real estate	6,884	—	3,594	—	10,478
Commercial and industrial	26,925	522	5,143	48	32,638
Consumer	19	—	1	—	20

Total	$69,857	$7,129	$27,803	$48	$104,837

	December 31, 2011
($ in 000’s)	Pass	Special Mention	Substandard	Doubtful	Total
Construction, land development and other land	$1,556	$—	$1,870	$—	$3,426
Commercial real estate	32,207	6,596	18,219	—	57,022
Residential real estate	2,218	—	3,700	—	5,918
Commercial and industrial	31,994	123	3,169	187	35,472
Consumer	22	—	1	—	23

Total	$67,997	$6,718	$26,959	$187	$101,861

Purchased loans

The Company has purchased loans, for which there was, at acquisition, evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans (including the SBA-guaranteed portions) is as follows:

($ in 000’s)	June 30, 2012	December 31, 2011
Construction, land development and other land	$1,080	$1,412
Commercial real estate	3,418	3,561
Commercial and industrial	1,318	1,599

Total	$5,816	$6,572

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

The performing loans totaled approximately $89.9 million and were marked with a credit discount of $3.6 million and approximately $49,000 of yield discount. In accordance with current accounting pronouncements, the discounts on performing loans are being recognized on a method that approximates a level yield over the expected life of the loan. During the first six months of 2012, approximately $622,000 of yield and credit discount was accreted on these loans.

The loans identified as purchased with credit impairments were approximately $35.6 million as of the acquisition date. A credit discount of approximately $10.9 million was recorded and an additional $576,000 of yield discount was also recorded. The yield discount is being recognized on a method that approximates a level yield over the expected life of the loan. The Company does not accrete the credit discount into income until such time as the loan is removed from the bank. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loan and reduces the risk to the bank such that management believes it would be prudent to start recognizing some of the discount is documented. The credit discount represents approximately 30% of the transaction date value of the credit-impaired loans. During the first six months of 2012, as a result of various loan payoffs, and loan activities, a portion of the credit discount was recognized in earnings.

The following table reflects the discount changes in the purchased credit impaired loan portfolio for the period indicated:

($ in 000’s)	Yield Discount	Credit Discount
Balance, December 31, 2011	$321	$6,165
Accreted to income	(227)	(395)
Loans renegotiated and charge-offs	—	—
Other changes, net	(3)	(2,009)

Balance, June 30, 2012	$91	$3,761

Management does not establish general reserves against purchased credit-impaired loans. In the event that deterioration in the credit is identified subsequent to the date of the discount, additional specific reserves will be created. As of June 30, 2012, no related reserves were added relating to the October 28, 2010 purchased credit-impaired loan portfolio.

Troubled Debt Restructurings:

The Company has allocated zero and $335,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, and December 31, 2011, the aggregate amounts of troubled debt restructurings were $18.7 million and $23 million, respectively. The Company has not committed to lend additional amounts as of June 30, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the first three months ended March 31, 2012, there were no troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2012.

Three months ended June 30, 2012
($ in 000’s)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction, land development and other land	$—	$—	$—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Total loans secured by real estate	—	—	—

Commercial and industrial	2	1,026	849
Consumer	—	—	—

Total Troubled Debt Restructurings	$2	$1,026	$849

The troubled debt restructurings described above increased the provision for loan losses by 176,330 and resulted in charge-offs of $176,330 for the six months ended June 30, 2012. There were no troubled debt restructurings during the first three months of 2012.

There were no loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2012.

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

During the third quarter of 2011, management determined that there was an adverse change in the business climate. This was directly related to the adverse local economy persisting which is continuing to have a meaningful impact on the Bank’s operations, and although the acquisition of the Bank was consummated less than twenty four months ago, it was more likely than not that the fair value of the reporting unit had fallen below its carrying amount. The primary indicator for this decision was the ongoing deterioration of borrowers who can no longer perform under the original terms of the loan agreements. The restructured loans typically require significant reserves or charge-offs based on appraised collateral values that may have declined 50-80% since the inception of the loan resulting in over $8.7 million in provisions for loan losses during 2011. The Company elected to obtain professional assistance in determining the fair value of the reporting unit and if necessary to assist in determining the fair values of all assets and liabilities, any core deposit intangibles and the fair value of the contingent consideration. We determined the fair value of our reporting unit and compared it to its carrying amount and determined that step two of the impairment test should be performed during the third quarter. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows method as well as the guideline change of control transactions method and public company method. The second step of the goodwill impairment test is performed to determine the amount of the goodwill impairment, if any. Step two required us to compute the implied fair value of the reporting unit goodwill and compare it against the actual carrying amount of the reporting unit goodwill. The implied fair value of the reporting unit goodwill was determined in the same manner that goodwill recognized in a business combination is determined. That is, the fair value of the reporting unit was allocated to all of the individual assets and liabilities of the reporting unit, including any unrecognized identifiable intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit determined in the first step was the price paid to acquire the reporting unit. The allocation process is only performed for purposes of testing goodwill for impairment, as the other assets and liabilities are not written up or down, nor is any additional unrecognized identifiable asset recorded as part of this process.

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

The Company has other intangible assets which consist of a core deposit intangible that had, as of June 30, 2012, a remaining amortization period of approximately eight and a half years.

The following table presents the changes in the carrying amount of the core deposit intangible, gross carrying amount, accumulated amortization, and net book value as of June 30, 2012:

($ in 000’s)	Six Months Ended June 30, 2012
Balance at beginning of period	$670
Amortization expense	(46)

Balance at end of period	624

Gross carrying amount	784
Accumulated amortization	(160)

Net book value	$624

Note 6. OTHER REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The following table presents the changes in other real estate acquired through foreclosure:

($ in 000’s)	Six Months Ended June 30, 2012
Balance, beginning of period	$4,008
Additions	2,415
Dispositions	(403)
Valuation adjustments in the period	(200)

Balance, end of period	$5,820

Note 7. DEPOSITS

The composition of deposits is as follows:

($ in 000’s)	June 30, 2012	December 31, 2011
Demand deposits, non-interest bearing	$59,801	$50,488
NOW and money market accounts	40,767	37,306
Savings deposits	1,397	735
Time certificates, $100 or more	19,211	26,479
Other time certificates	3,074	6,218

Total	$124,250	$121,226

Note 8. STOCK-BASED COMPENSATION

Restricted stock granted to the Company’s Chief Executive Officer and former Chief Financial Officer, restricted stock unit awards made to selected individuals, stock awards made to selected directors and a former director, and the restricted stock options associated with Service1st Bank’s 2007 Stock Option Plan have been fully discussed in the Company’s 2011 Form 10-K. No additional equity awards were made during the first six months of 2012. Total compensation cost that has been charged against income for those programs was approximately $222,000 for the period ended June 30, 2012. There has been no income tax benefit recorded because of the offset in the deferred tax asset valuation allowance. As of June 30, 2012 the aggregate intrinsic value of outstanding and vested stock options is $0.

Note 9. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2012, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2012, Service1st was considered well capitalized under the regulatory framework for prompt corrective action.

Actual capital levels and minimum required levels from June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Regulatory Agreements
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$74,145	69.04%	$8,591	8.0%	$10,739	10.0%	$—	NA
Service1st Bank	$29,800	35.98%	$6,626	8.0%	$8,282	10.0%	$9,939	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$73,089	68.06%	$4,296	4.0%	$6,444	6.0%	$—	NA
Service1st Bank	$28,743	34.70%	$3,313	4.0%	$4,969	6.0%	$—	NA
Tier 1 capital (to average assets)
Consolidated	$73,089	36.56%	$7,998	4.0%	$9,997	5.0%	$—	NA
Service1st Bank	$28,743	16.33%	$7,041	4.0%	$8,802	5.0%	$17,603	10.0%

	December 31, 2011
	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Regulatory Agreements
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$76,676	71.58%	$8,569	8.0%	$10,712	10.0%	$—	NA
Service1st Bank	$30,570	29.67%	$8,244	8.0%	$10,305	10.0%	$12,366	12.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$75,366	70.36%	$4,285	4.0%	$6,427	6.0%	$—	NA
Service1st Bank	$29,260	28.39%	$4.122	4.0%	$6,183	6.0%	$—	NA
Tier 1 capital (to average assets)
Consolidated	$75,366	34.77%	$8,671	4.0%	$10,839	5.0%	$—	NA
Service1st Bank	$29,260	14.42%	$8,119	4.0%	$10,149	5.0%	$20,297	10.0%

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

Note 11. SUBSEQUENT EVENTS

The bank is seeking approval from the Commissioner of the Nevada Division of Financial Institutions for closing of the bank’s only branch office, at 8965 South Eastern Avenue in Las Vegas. Assuming the Commissioner approves the branch closing, closing is currently expected to occur on or before September 30, 2012. After the branch closing the bank’s only office will be its main office, at 8349 West Sunset Road in Las Vegas. The bank currently does not expect to incur any material expenses related to the branch closing.

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

Las Vegas Sunset Properties was established in 2011 for the purpose of owning and managing certain nonperforming and subperforming assets. As of June 30, 2012, certain OREO assets (originally owned by Service1st) with an estimated carrying basis of $5.8 million have been acquired by this subsidiary. By using funds contributed to it from Western Liberty Bancorp, Las Vegas Sunset Properties currently interests in a total of 16 classified loan assets, at fair value of approximately $18.8 million. The holding company believes that assembling OREO and classified loans in a separate, nonbank subsidiary will promote efficient and cost-effective management and ultimate resolution of the assets.

As of June 30, 2012, loans secured by real estate constituted 68.89% of WLBC’s loan portfolio. This ratio is calculated by adding together loans secured by real estate at June 30, 2012 (construction, land development and other land loans of $2.7 million, commercial real estate loans of $59.0 million and residential real estate loans of $10.5 million, which total $72.2 million of loans secured by real estate) and dividing this balance by gross loans of $104.8 million at June 30, 2012. WLBC relies on locally-generated deposits to provide WLBC with funds for making loans. The majority of its business is generated in the Nevada market.

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

The bank is seeking approval from the Commissioner of the Nevada Division of Financial Institutions for closing of the bank’s only branch office, at 8965 South Eastern Avenue in Las Vegas. Opened in October 2007, the branch had deposits of approximately $36 million as of June 30, 2011, compared to $96 million at the main office, which also opened in 2007. Approximately nine miles from the bank’s main office, the branch is a leased facility, with the current lease term set to expire at the end of September 2012. After the branch closing the bank’s only office will be its main office, at 8349 West Sunset Road in Las Vegas. The bank decided to close the branch because the benefits originally anticipated from having more than one banking office have not been realized, because advances in banking technology make community banks less dependent than in the past on having multiple branch locations, and because the bank anticipates significant savings from the branch closing, without a significant loss of customer affinity. We currently do not expect to incur any material expenses related to the branch closing.

Summary of results of operations and financial condition

This section of Management’s Discussion and Analysis contains a comparative format for the respective reporting periods of 2012 and 2011.

Results of operations for the three months ended June 30, 2012 and 2011

For the three months ended June 30, 2012, we had a net loss of $1.5 million or ($0.11) per common share compared to the three months ended June 30, 2011, a net loss of $4.6 million or ($0.30) per common share. The decrease in net loss was primarily due to a $4.0 million reduction in provision for loan loss expense. Provision for loan loss expense decreased from $4.3 million for the three months ended June 30, 2011 to $319,000 for the three months ended June 30, 2012. The Company’s revenue was derived from interest income of $1.3 million and non-interest income of $120,000 for the three months ended June 30, 2012, compared to interest income of $2.1 million and non-interest income of $192,000 for the three months ended June 30, 2011. Our primary source of revenue is interest income from loans. Loan interest income comprised 95.67% of the $1.3 million for the three months ended June 30, 2012, compared to 96.74% of the $2.1 million the three months ended June 30, 2011. The $700,000 decrease in loan interest income is the result of a margin compression and discount accretion as rates on loans have decreased quarter over quarter from 7.86% for the three months ended June 30, 2011 to 4.82% for the three months ended June 30, 2012 and a decline in the accretion of loan interest income. The Company’s expenses for the three months ended June 30, 2012 were comprised of $2.5 million in non-interest expense, $319,000 in loan loss provision expense, and $100,000 in interest expense on deposits, compared to the three months ended June 30, 2011 which stated $2.4 million in non-interest expense, $4.3 million in loan loss provision expense, and $127,000 in interest expense on deposits. For the three months ended June 30, 2012, non-interest expense is primarily comprised of $789,000 in salaries and employee benefits due to financial institutions being people intensive business, $402,000 in legal and professional fees primarily related to SEC filings and problem loans, $431,000 in occupancy expense as the company’s locations are leased, $136,000 in Federal Deposit Insurance as deposits are federally insured, and $108,000 in stock-based compensation due to previously issued stock awards compared to $765,000 in salaries and employee benefits, $520,000 in legal and professional fees, $374,000 in occupancy expense, $129,000 in Federal Deposit Insurance, and $138,000 in stock-based compensation.

Results of operations for the six months ended June 30, 2012 and 2011

For the six months ended June 30, 2012, we had a net loss of $2.5 million or ($0.19) per common share compared to the six months ended June 30, 2011, a net loss of $5.0 million or ($0.33) per common share. This decrease in net loss was primarily due to a $5.4 million reduction in provision for loan loss expense. Provision expense decreased from $5.7 million for the six months ended June 30, 2011 to $319,000 for the six months ended June 30, 2012. The Company’s revenue was derived from interest income of $3.1 million and non-interest income of $339,000 for the six months ended June 30, 2012, compared to interest income of $5.9 million and non-interest income of $313,000 for the six months ended June 30, 2011. The company’s primary source of revenue is interest income from loans. Loan interest income comprised 96.00% of the $3.1 million for the six months ended June 30, 2012, compared to 97.74% of the $5.9 million the six months ended June 30, 2011. The $2.9 million decrease in loan interest income is the result of a fewer dollars being accreted into income from loan yield and credit discount accretion in during 2012 compared to 2011, $622,000 for the six months ended June 30, 2012 compared to $1.7 million for the six months ended June 30, 2011, combined with margin compression as rates on loans have decreased quarter over quarter, from 11.21% for the three months ended June 30, 2011 to 5.52% for the three months ended June 30, 2012. This decrease is due to three loans with substantial marks paying off during the first quarter of 2011. This activity was not repeated during the first six months of 2012. The Company’s expenses for the six months ended June 30, 2012 were comprised of $5.4 million in non-interest expense, $319,000 in loan loss provision expense, and $215,000 in interest expense on deposits, compared to $5.3 million in non-interest expense, $5.7 million in loan loss provision expense, and $239,000 in interest expense on deposits. For the six months ended June 30, 2012, non-interest expense is primarily comprised of $1.6 million in salaries and employee benefits due to financial institutions being people intensive business, $1.2 million in legal and professional fees primarily related to SEC filings and problem loans, $763,000 in occupancy expense as the company’s locations are leased, $270,000 in Federal Deposit Insurance as deposits are federally insured, and $222,000 in stock-based compensation due to previously issued stock awards compared to the six months ended June 30, 2011 which stated $1.6 million in salaries and employee benefits, $1.5 million in legal and professional fees, $748,000 in occupancy expense, $281,000 in Federal Deposit Insurance, and $279,000 in stock-based compensation due to previously issued stock awards.

Net interest income

The following table set forth WLBC’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the three and six month periods ended June, 2012.

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012			For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
($ in 000’s)	Average Balance	Interest Income/ Expense	Percent Average Balance	Average Balance	Interest Income/ Expense	Percent Average Balance	Average Balance	Interest Income/ Expense	Percent Average Balance	Average Balance	Interest Income/ Expense	Percent Average Balance
INTEREST EARNING ASSETS:
Certificates of deposit	$907	$1	0.57%	$453	$1	0.57%	$12,083	$27	0.87%	$16,442	$91	1.12%
Money Market funds	—	—	0.00%	—	—	0.00%	47,378	1	0.01%	49,792	2	0.01%
Interest bearing deposits	77,118	48	0.25%	77,889	98	0.25%	34,921	21	0.24%	27,134	31	0.23%
Securities, taxable and other	1,998	10	2.00%	2,214	23	2.08%	4,921	19	1.57%	5,296	10	0.38
Portfolio loans(1)	106,883	1,285	4.82%	106,452	2,928	5.52%	104,155	2,018	7.86%	104,882	5,800	11.21%

Total interest-earnings assets/interest income	186,906	1,345	2.89%	187,008	3,050	3.27%	203,458	2,086	4.16%	203,546	5,934	5.91%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	$8,863	$—	0.00%	$9,344	—	0.00%	$6,537	$—	0.00%	$7,900	$—	0.00%
Allowance for loan losses	(2,605)	—	0.00%	(2,761)	—	0.00%	(1,278)	—	0.00%	(683)	—	0.00%
Other assets	7,399	—	0.00%	7,291	—	0.00%	15,225	—	0.00%	14,764	—	0.00%

Total assets	$200,563	—	0.00%	$200,882	$—	0.00%	$223,942	—	0.00%	$225,527	—	0.00%

LIABILITIES AND STOCKHOLDERS’ EQUITY INTEREST-BEARING LIABILITIES:
Interest checking	$6,016	$4	0.28%	$6,217	$9	0.30%	$8,856	$7	0.32%	$9,494	$14	0.30%
Money Markets	32,636	50	0.61%	31,640	96	0.61%	26,667	37	0.56%	25,751	70	0.55%
Savings	1,274	1	0.46%	1,018	2	0.49%	959	2	0.85%	1,068	3	0.57%
Time deposits under $100,000	3,529	8	0.85%	4,502	19	0.82%	6,778	2	0.12%	6,033	4	0.13%
Time deposits $100,00 and over	19,698	37	0.75%	22,249	89	0.80%	35,796	79	0.90%	33,685	145	0.87%
Short-term borrowings	—	—	0.00%	—	—	0.00%	—	—	0.00%	1,823	3	0.33%

Total interest-bearing liabilities/interest expense	$63,153	$100	0.63%	$65,626	$215	0.66%	$79,056	$127	0.65%	$77,854	$239	0.62%

NON-INTEREST BEARING LIABILITIES AND STOCKHOLDERS EQUITY:
Non-interest-bearing demand deposits	$62,115	$—	0.00%	$59,483	$—	0.00%	$53,113	$—	0.00%	$53,634	$—	0.00%
Accrued interest on deposits and other liabilities	959	—	0.00%	827	—	0.00%	1,070	—	0.00%	1,153	—	0.00%

Total liabilities	126,227	—	0.00%	125,936	—	0.00%	133,239	—	0.00%	132,641	—	0.00%
Stockholders’ equity	74,336	—	0.00%	74,946	—	0.00%	90,703	—	0.00%	92,886	—	0.00%

Total liabilities and stockholders’ equity	$200,563	—	0.00%	$200,882	—	0.00%	$223,942	$—	0.00%	$225,527	$—	0.00%

Net interest income and interest rate spread(2)		$1,245	2.25%		$2,835	2.61%		$1,959	3.46%		$5,695	5.29%
Net interest margin(3)			2.67%			3.04%			3.90%			5.67%
Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	296%			285%			257%			261%

(1)	Average balance includes average nonaccrual loans of approximately $20.7 and $9.7 million for 2012, and 2011, respectively.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized and then divided by average interest-earning assets.

Three months ended June 30, 2012 and 2011

Net interest income for the three months ended June 30, 2012 was $1.3 million and included approximately $153,000 of loan yield and credit discount accretion compared to $2.0 million for the three months ended June 30, 2011 which included approximately $27,000 of loan yield and credit discount accretion. The interest rate spread and net interest margin were 2.25% and 2.67%, respectively, for the three months ended June 30, 2012 compared to 3.46% and 3.90%, respectively for the three months ended June 30, 2011. In comparing the first three months of 2012 to 2011, there is evidence of margin compression produced by a decrease in rates. Overall, rates on interest bearing assets have decreased from 4.16% for the three months ended June 30, 2011 to 2.89% for the three months ended June 30, 2012 which primarily impacted by loan yield and credit discount accretion.

Deposits decreased $6.9 million from $132.2 million as of June 30, 2011 to $125.3 million as of June 30, 2012. Time deposits showed the largest decrease of $19.3 million, interest bearing now accounts decreased $2.8 million while Money Market and Noninterest Bearing deposits increased $6.0 million and $9.0 million, respectively. Overall rates on deposit accounts approximated 0.63% for the three months ended June 30, 2012, a decrease of 0.02% from 0.65% for the three months ended June 30, 2011. As a result, interest expense decreased $27,000, from $127,000 for the three months ended June 30, 2011 to $100,000 for the three months ended June 30, 2012. In addition, average balances for interest bearing liabilities decreased $15.9 million from $79.1 million as of June 30, 2011 to $63.2 million as of as of June 30, 2012. WLBC increased cash and cash equivalents during the second three months of 2012 by $2.3 million while the investment securities portfolio decreased by $2.9 million. (Cash and cash equivalents which consist of cash and amounts due from banks, federal funds sold and certificates of deposits with original maturities of three months or less.)

Net interest income was negatively impacted as a result of margin compression as rates on loans have decreased quarter over quarter from 7.86% for the three months ended June 30, 2011 to 4.82% for the three months ended June 30, 2012.

Six months ended June 30, 2012

Net interest income for the six months ended June 30, 2012 was $2.8 million and included approximately $622,000 of loan yield and credit discount accretion compared to $5.7 million for the six months ended June 30, 2011 which included approximately $1.7 million of loan yield and credit discount accretion. The interest rate spread and net interest margin were 2.61% and 3.04%, respectively, for the six months ended June 30, 2012 compared to 5.29% and 5.67%, respectively for the six months ended June 30, 2011. In comparing the first six months of 2012 to 2011, there is evidence of margin compression produced by a decrease in rates. Overall, rates on interest bearing assets have decreased from 5.91% for the six months ended June 30, 2011 to 3.27% for the six months ended June 30, 2012 which primarily impacted by loan yield and credit discount accretion.

Deposits decreased $4.6 million from $129.7 million as of June 30, 2011 to $125.1 million as of June 30, 2012. Time deposits showed the largest decrease of $13.0 million, interest bearing now accounts decreased $3.3 million while Money Market and Noninterest Bearing deposits increased $5.9 million and $5.8 million, respectively. Overall rates on deposit accounts approximated 0.66% for the six months ended June 30, 2012, an increase of 0.04% from 0.62% for the six months ended June 30, 2011. Despite rates on interest bearing liabilities increasing slightly, interest expense decreased $24,000, from $239,000 for the six months ended June 30, 2011 to $215,000 for the six months ended June 30, 2012, due to average balances on interest bearing liabilities decreasing $12.2 million from $77.9 million as of June 30, 2011 to $65.6 million as of as of June 30, 2012. WLBC increased cash and cash equivalents during the first six months of 2012 by $1.4 million while the investment securities portfolio decreased by $3.1 million. (Cash and cash equivalents which consist of cash and amounts due from banks, federal funds sold and certificates of deposits with original maturities of six months or less.)

Net interest income was negatively impacted in the six months ended June 30, 2012 by a reduction in loan discount accretion. A total of $1.7 million in loan discount was accreted into interest income during the six months ended June 30, 2011, while only $622,000 of loan yield and credit discount was accreted into interest income during the six months ended June 30, 2012.

Provision for loan losses

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

There was $319,000 provision for loan losses for the three months ended June 30, 2012 compared to $4.3 million for the three months ended June 30, 2011 primarily due to stabilization of the loan portfolio. Gross loans increased $3.3 million, from $101.5 million as of June 30, 2011 to $104.8 million as of June 30, 2012. During the three months ended June 30, 2012, the loan portfolio showed continued evidence of stabilization. The qualitative factors used in allowance for loan and lease (ALLL) model to determine the amount of provision expense needed were reflective of this fact as well as local and western region economic trends. Contrast this with the three months ended June 30, 2011, where the loan portfolio showed evidence of deterioration which was the result of continued erosion of appraised values which led to approximately $3.3 million in specific reserves

There was $319,000 provision for loan losses for the six months ended June 30, 2012 compared to $5.7 million for the six months ended June 30, 2011 primarily due to stabilization of the loan portfolio. Gross loans increased $3.3 million, from $101.5 million as of June 30, 2011 to $104.8 million as of June 30, 2012. During the six months ended June 30, 2012, the loan portfolio showed continued evidence of stabilization which was supported by the fact that there were no significant write downs of classified assets. The qualitative factors used in allowance for loan and lease (ALLL) model to determine the amount of provision expense needed were reflective of this fact as well as local and western region economic trends. Contrast this with the six months ended June 30, 2011, where the loan portfolio showed evidence of deterioration which was the result of continued erosion of appraised values which led to approximately $3.3 million in specific reserves

Non-interest income

Non-interest income primarily consists of loan documentation and late fees, service charges on deposits, other fees such as wire, and ATM fees.

	Three Months Ended		Six Months Ended
($ in 000’s)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service charge income	$69	$78	$139	$156
Loan and Late fees	9	7	16	16
Other non-interest income	42	108	$184	141

	$120	$193	$339	$313

Three months ended June 30, 2012

Non-interest income decreased by $73,000 for the three months ended June 30, 2012, from $193,000 for the three months ended June 30, 2011 compared to $120,000 for the three months ended June 30, 2012. In June 2011 the company recognized a $33,000 gain on the sale of an OREO property.

Six months ended June 30, 2011

Non-interest income increased by $26,000 for the six months ended June 30, 2012, from $313,000 for the six months ended June 30, 2011 compared to $339,000 for the six months ended June 30, 2012. In May 2012 the company recognized a $32,000 gain on the sale of an OREO property.

Non-interest expense

The following table sets forth the principal elements of non-interest expenses for periods ending June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
($ in 000’s)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Salaries and employee benefits	$789	$765	$1,633	$1,558
Occupancy, equipment and depreciation	431	374	763	748
Computer service charges	77	74	155	151
Federal deposit insurance	136	129	270	281
Legal and professional fees	402	520	1,152	1,456
Advertising and business development	16	48	45	68
Insurance	74	67	146	138
Telephone	17	17	35	43
Printing and supplies	50	87	77	229
Directors fees	57	49	113	98
Stock-based compensation	108	138	222	279
Provision for unfunded commitments	3	(203)	3	(336)
OREO property impairment	83	—	200	—
Other	288	334	587	588

Total	$2,531	$2,399	$5,401	$5,301

Three months ended June 30, 2012

Non-interest expense increased $132,000 to $2.5 million for the three months ended June 30, 2012 from $2.4 million for the three months ended June 30, 2011. Provision for unfunded commitments increased $206,000 to a positive balance of $3,000 for the three months ended June 30, 2012 from a negative balance of $203,000 for the three months ended June 30, 2011, due to the reversal of unfunded commitment expense in 2011 as the provision for unfunded commitments was determined to be over reserved. Unfunded commitments are for lines of credit, committed to, by the bank for various borrowers which are not fully funded. Unfunded commitments are monies set aside to cover potential loss from those unfunded balances on the lines of credit. Occupancy expense increased $57,000 to $431,000 for the three months ended June 30, 2012 from $374,000 for the three months ended June 30, 2011 primarily due to the acceleration of leasehold expenses so that they will be fully amortized when their associated lease expires. OREO property impairment increased $83,000 for the three months ended June 30, 2012 compared to no impairment for the three months ended June 30, 2011 as the result of updated impairment analysis on three individual OREO properties. For the three months ended June 30, 2012 compared to the three months ended June 30, 2011 decreases for non-interest expense were noted in legal and professional fees of $118,000, to $402,000 for the three months ended June 30, 2012 from $520,000 for the three months ended June 30, 2011, printing and supplies expense decreased $37,000 to $50,000 for the three months ended June 30, 2012 from $87,000 for the three months ended June 30, 2011 while advertising and business development expense decreased $32,000, to $16,000 for the three months ended June 30, 2012 from $48,000 for the three months ended June 30, 2011 due to a concerted effort by management to reduce costs.

Stock-based compensation expense, which includes expenses associated with the issuance of restricted stock and stock options, decreased $30,000 to $108,000 for the three months ended June 30, 2012 from $138,000 for the three months ended June 30, 2011 due to the forfeiture of restricted stock by the company’s former Chief Financial Officer.

Six months ended June 30, 2011

Non-interest expense increased $100,000 to $5.4 million for the six months ended June 30, 2012 from $5.3 million for the six months ended June 30, 2011. Provision for unfunded commitments increased $339,000 from a positive balance of $3,000 for the six months ended June 30, 2012 to a negative balance of $336,000 for the six months ended June 30, 2011, due to the reversal of unfunded commitment expense in 2011 as the provision for unfunded commitments was determined to be over reserved. Unfunded commitments are for lines of credit, committed to, by the bank for various borrowers which are not fully funded. Unfunded commitments are monies set aside to cover potential loss from those unfunded balances on the lines of credit. OREO property impairment increased $200,000 for the six months ended June 30, 2012 compared to no impairment for the six months ended June 30, 2011 as the result of updated impairment analysis on four individual OREO properties. Salaries and employee benefits expense increased $75,000 to $1.6 million for the six months ended June 30, 2012 from $1.6 million for the six months ended June 30, 2011 primarily due to company salary adjustments. For the six months ended June 30, 2012 compared to the six months ended June 30, 2011 decreases for non-interest expense were noted in legal and professional fees of $304,000, from $1.2 million for the six months ended June 30, 2012 compared to $1.5 million for the six months ended June 30, 2011, printing and supplies expense decreased $152,000 to $77,000 for the six months ended June 30, 2012 from $229,000 for the six months ended June 30, 2011 due to a concerted effort by management to reduce costs.

Stock-based compensation expense, which includes expenses associated with the issuance of restricted stock and stock options, decreased $57,000 to $222,000 for the six months ended June 30, 2012 from $279,000 for the six months ended June 30, 2011 due to the forfeiture of restricted stock by the company’s former Chief Financial Officer.

Income taxes

Due to WLBC incurring operating losses from inception, no provision for income taxes has been recorded since the inception of WLBC.

Financial condition

Assets

Total assets were at $198.7 million as of June 30, 2012, an increase of $422,000, from $198.3 million as of December 31, 2011. The increase was principally attributable to three categories of assets. Loans increased $3.0 million, OREO increased $1.8 million while cash and cash equivalents decreased $4.3 million.

Cash and cash equivalents

Cash and cash equivalents consist of cash and due from banks, federal funds sold and certificates of deposits with original maturities of three months or less. Cash and cash equivalents totaled $85.1 million at June 30, 2012 and $89.4 million at December 31, 2011. Cash and cash equivalents are managed based upon liquidity needs, investment opportunities and risk-adjusted returns on any investments. The current low yield on investment securities coupled with market risk warrants keeping funds in a secure environment in management’s view. Immediate liquidity allows funding of high quality loans when available.

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

WLBC’s investment portfolio is currently composed primarily of: (i) U.S. Government Agency securities and (ii) small business administration loan pools. At June 30, 2012, investment securities totaled $713,000, a decrease of $1.8 million, compared with $2.5 million at December 31, 2011.

WLBC has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans

Gross loans, net of deferred fees and the allowance for loan losses, increased $3.3 million from $98.9 million as of December 31, 2011 to $102.2 million as of June 30, 2012, primarily as a result of $12.9 million in new loans less $6.5 million in payoffs and paydowns and $700,000 in charged-off loans plus an addition $2.4 million in loan balances that moved to OREO.

Residential real estate increased $5.8 million, from $4.7 million as of December 31, 2011 to $10.5 million as of June 30, 2012 primarily due to the two new loans; the first loan for $4.9 million, the second for $900,000.

Commercial real estate increased $800,000; from $58.2 million as of December 31, 2011 to $59.0 million as of June 30, 2012 primarily due to a $600,000 loan being reclassified as a commercial real estate loan plus seven new loans that totaled $3.4 million of which $2.4 million was moved to OREO and $600,000 in payoffs and paydowns and $200,000 in charged-off loans.

Construction, land development and other land loans decreased $700,000, from $3.4 million as of December 31, 2011 to $2.7 million as of June 30, 2012 primarily due to a $1.0 million loan being reclassified as commercial and industrial, two new loans totaling with outstanding balances of $700,000 and pay downs of $400,000.

Commercial and industrial loans decreased $2.4 million primarily due to a $600,000 loan being reclassified as commercial real estate, and payoffs and pay downs of $4.3 million, charged-off loans of $500,000 and new loan advances of $3.0 million.

The following table summarizes nonperforming assets by category including loans purchased with credit impairment with no contractual interest being reported.

($ in 000’s)	June 30, 2012	December 31, 2011
Nonaccrual loans:
Loans Secured by Real Estate:
Construction, land development and other land loans	$610	$612
Commercial real estate	16,009	17,483
Residential real estate (1-4 family)	781	3,698

Total loans secured by real estate	17,400	21,793
Commercial and industrial	3,273	2,261
Consumer	—	—

Total nonaccrual loans	$20,673	$24,054
Past due (›90 days) loans and accruing interest:
Loans Secured by Real Estate
Construction, land development and other land loans	$—	$—
Commercial real estate	—	—
Residential real estate (1-4 family)	—	—
Total loans secured by real estate	—	—
Commercial and industrial	—	—
Consumer	—	—
Total past due loans accruing interest	—	—

Total nonperforming loans(1)	$20,673	$24,054
Other real estate owned (OREO)	5,820	4,008

Total nonperforming assets	26,493	$28,062

Restructured loans (still on accrual)(1)	$7,897	$1,944

Non-Performing loans as a percentage of total portfolio loans	19.72%	23.61%
Non-Performing loans as a percentage of total assets	10.40%	12.13%
Allowance for loan losses as a percentage of nonperforming loans	12.79%	12.14%

(1)	There are no nonperforming restructured loans that have not already been presented in nonaccrual. Certain loans that have demonstrated compliance with the restructured loan terms for more than six months have been returned to performing status as a result of the sustained performance.

Other real estate owned

Other real estate owned (OREO) increased $1.8 million from $4.0 million as of December 31, 2011 to $5.8 million as of June 30, 2012. During the first six months of 2012, OREO had $2.4 million in new additions, $403,000 in sales, and $200,000 in write-downs which resulted in a net increase of $1.8 million. The new additions of $2.4 million were the result of three loans being paid off in which the company received two deeds in lieu of foreclosure. One commercial property sold which resulted in a net decrease of $403,000 in OREO while updated impairment analysis resulted in $200,000 in additional write downs in value for four separate properties.

Deposits

WLBC’s deposit activities are based in Nevada and primarily generated from this local area. Deposits have historically been the primary source for funding asset growth. As of June 30, 2012 the company has no brokered deposits.

Deposits increased by $3.1 million from $121.2 million as of December 31, 2011 to $124.3 million as of June 30, 2012 due to a continued effort to bring in customer deposits. Noninterest-bearing deposits increased of $9.3 million, interest-bearing deposits (now and money market accounts) increased $3.5 million, savings deposits increased $700,000 while time deposits decreased $10.4 million. Overall rates on deposit accounts approximated 0.63% and 0.66% for the three and six months ended June 30, 2012 which resulted in interest expense of $100,000 and $215,000, respectively.

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

WLBC’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondents and the Federal Reserve Bank, unpledged security investments and lines of credit with the Pacific Coast Bankers’ Bank, Federal Reserve Bank of San Francisco and FHLB of San Francisco. For the period ended June 30, 2012, WLBC had approximately $85.1 million in cash and cash equivalents. In addition, WLBC had $713,000 in unpledged security investments, of which $250,000 is classified as available for sale, while the remaining $463,000 is classified as held to maturity. WLBC also has a $20.5 million collateralized line of credit with the Federal Home Loan Bank of San Francisco. In addition, an unsecured “Fed Funds” facility with Pacific Coast Bankers’ Bank in the amount of $5.0 million was established in June 2012. As of June 30, 2012, all of the lines have a zero balance.

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

($ in 000’s)	June 30, 2012	December 31, 2011
Commitments to extend credit	$22,896	$19,069
Standby commercial letters of credit	$44	$644

WLBC maintains an allowance for unfunded commitments, based on the level and quality of WLBC’s undisbursed loan funds, which comprises the majority of WLBC’s off-balance sheet risk. For the periods ended June 30, 2012 and December 31 2011, respectively, the allowance for unfunded commitments was approximately $118,000, and $115,000, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. There have been no material changes in market risk as of June 30, 2012 to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than as set forth below, as of June 30, 2012, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

In addition to the risk factors noted in the 2011 10-K, we have identified additional risk factors as follows federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management is currently assessing the effect of the proposed rules on the Company and the Bank’s capital position. Community bank associations are currently discussing their concerns with the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Numbers of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	112,271	2.47	112,271	$277,141
November 1-30, 2011	2,716	2.71	2,716	$7,364
December 1-31, 2011	820,000	2.5	820,000	$2,074,600
March 31 , 2012	0	0	0	0
April 1, 2012 – June 30, 2012	0	0	0	0

In satisfaction of WLBC’s tax withholding obligation relating to restricted stock awards that vested in the fourth quarter, WLBC withheld a total of 13,432 shares. Of an award of 155,279 shares of restricted stock made to CEO William E. Martin, 31,056 shares became vested on October 28, 2011. After withholding of 10,870 shares, 20,186 vested shares were issued to Mr. Martin. Of an award of 38,819 shares of restricted stock made to former CFO George A. Rosenbaum Jr., 7,764 shares became vested on October 28, 2011. The remaining 31,055 shares were forfeited because of Mr. Rosenbaum’s December 23, 2011 employment termination. After withholding of 2,562 shares from the 7,764 shares that vested, and after forfeiture of 2,601 vested shares because of Mr. Rosenbaum’s December 23, 2011 termination, the net vested shares issued to Mr. Rosenbaum were 2,601 shares.

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
(Principal Executive Officer)

Date: August 14, 2012

WESTERN LIBERTY BANCORP

/s/ PATRICIA OCHAL
Name:	Patricia Ochal
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2012